Form 10-Q
period 1996-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1996-08-13
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1996
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number                             33-44158
                       ---------------------------------------------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                  84-1248907
       -----------------------              ------------------------------------
       (State of organization)              (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
           Lakewood, Colorado                           80235
- - ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (303) 980-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No    .
                                       ---       ---

                        Exhibit Index appears on Page 20

                               Page 1 of 21 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1996


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----

    Item 1.   Financial Statements (Unaudited)

              Balance Sheet - June 30, 1996 and December 31, 1995        3

              Statements of Income - Three and Six months ended
              June 30, 1996 and 1995                                     4

              Statement of Partners' Capital -
              January 1, 1996 - June 30, 1996                            5

              Statements of Cash Flows - Six months ended
              June 30, 1996 and 1995                                     6

              Notes to Financial Statements                             7-14

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15-19


PART II.  OTHER INFORMATION

         Item 1.           Legal Proceedings                             20

         Item 6.           Exhibits and Reports on Form 8-K              20

                           Signature                                     21

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                         1996           1995
                                                     -----------    ------------
                                     ASSETS


Cash and cash equivalents                            $ 7,936,527     $ 6,774,071
Accounts receivable                                      710,718       1,366,351
Net investment in direct finance leases                6,543,539       4,294,046
Leased equipment, net                                 51,033,956      35,943,402
Deferred financing costs                                  71,429          85,714
                                                     -----------     -----------
         Total assets                                $66,296,169     $48,463,584
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued liabilities             $   359,584     $   401,786
Payable to affiliates                                     46,365         106,196
Rents paid in advance                                    321,637         236,186
Distributions payable to partners                        445,790         319,907
Discounted lease rentals                              25,933,458      16,863,892
                                                     -----------     -----------

         Total liabilities                            27,106,834      17,927,967
                                                     -----------     -----------

Partners' Capital:
General partner                                                -               -

Limited Partners:
         Class A                                      38,720,794      30,183,575
         Class B                                         468,541         352,042
                                                     -----------     -----------

Total partners' capital                               39,189,335      30,535,617
                                                     -----------     -----------

Total liabilities and partners' capital              $66,296,169     $48,463,584
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                      -----------------------   -----------------------
                                                         1996          1995         1996        1995
                                                      ----------   ----------   ----------   ----------

REVENUE:
    Operating lease rentals                           $3,640,550   $1,323,714   $6,534,019   $2,124,152
    Direct finance lease income                           99,037       69,302      189,826      112,462
    Equipment sales margin                                17,311            -      110,831            -
    Interest income                                      125,700       74,713      249,588      118,356
                                                      ----------   ----------   ----------   ----------

       Total revenue                                   3,882,598    1,467,729    7,084,264    2,354,970
                                                      ----------   ----------   ----------   ----------

     EXPENSES:
       Depreciation and amortization                   2,631,826    1,004,535    4,927,197    1,640,091
       Management fees paid to general partner            85,627       23,372      152,748       40,247
       Direct services from general partner               23,607       23,617       48,564       48,099
       General and administrative                         67,826       46,059      143,446       82,644
       Interest on discounted lease rentals              383,784      155,867      719,272      227,596
       Provision for losses                                    -      100,000            -      100,000
                                                      ----------   ----------   ----------   ----------

          Total expenses                               3,192,670    1,353,450    5,991,227    2,138,677
                                                      ----------   ----------   ----------   ----------

     NET INCOME                                       $  689,928   $  114,279   $1,093,037   $  216,293
                                                      ==========   ==========   ==========   ==========

     NET INCOME ALLOCATED:
       To the general partner                         $   15,039   $   14,318   $   41,743   $   29,952
       To the Class A limited partners                   668,071       98,940    1,040,658      184,435
       To the Class B limited partner                      6,818        1,021       10,636        1,906
                                                      ----------   ----------   ----------   ----------

                                                      $  689,928   $  114,279   $1,093,037   $  216,293
                                                      ==========   ==========   ==========   ==========

       Net income per weighted average Class A
            limited partner unit outstanding          $     1.34   $      .44   $     2.24   $      .95
                                                      ==========   ==========   ==========   ==========

       Weighted average Class A limited
         partner units outstanding                       499,394      226,935      465,094      194,437
                                                      ==========   ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)


                                                                        Class A           Class B
                                                     General            Limited           Limited
                                                     Partner           Partners           Partner             Total
                                                   -----------       ------------       ----------        ------------


Partners' capital, January 1, 1996                 $        -        $ 30,183,575       $  352,042        $ 30,535,617

Capital contributions                                       -          11,623,048          130,000          11,753,048
Commissions and offering costs on
  sale of Class A limited partner units               (16,889)         (1,672,031)               -          (1,688,920)
Redemptions                                                 -             (12,089)               -             (12,089)
Net income                                             41,743           1,040,658           10,636           1,093,037
Distributions to partners                             (24,854)         (2,442,367)         (24,137)         (2,491,358)
                                                   ----------        ------------       ----------        ------------

Partners' capital, June 30, 1996                   $        -        $ 38,720,794       $  468,541        $ 39,189,335
                                                   ==========        ============       ==========        ============






















   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                              --------------------------------------------
                                                                                   1996                         1995
                                                                              --------------               ---------------

Net cash provided by operating activities                                     $   7,838,285                $   1,842,397
                                                                              -------------                -------------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate                 (14,497,042)                  (13,317,816)
     Investment in direct finance leases, acquired from affiliate                 (776,599)                   (2,671,913)
                                                                              ------------                 -------------
Net cash used in investing activities                                          (15,273,641)                  (15,989,729)
                                                                              ------------                 -------------

Cash flows from financing activities:
     Proceeds from Class A capital contributions                                11,623,048                    12,541,298
     Proceeds from Class B capital contributions                                   130,000                       120,000
     Proceeds from discounted lease rentals                                      4,767,017                     3,912,905
     Principal payments on discounted lease rentals                             (3,789,846)                     (550,444)
     Redemptions of Class A limited partner units                                  (12,089)                            -
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units                        (1,204,455)                    (1,269,750)
     Non-accountable organization and offering expenses
         reimbursement paid to the general partner in connection
         with the sale of Class A limited partner units                           (550,388)                     (549,018)
     Distributions to partners                                                  (2,365,475)                     (926,258)
                                                                              ------------                 -------------
Net cash provided by financing activities                                        8,597,812                    13,278,733
                                                                              ------------                 -------------

Net increase (decrease) in cash and cash equivalents                             1,162,456                      (868,599)

Cash and cash equivalents at beginning of period                                 6,774,071                     1,555,557
                                                                              ------------                 -------------

Cash and cash equivalents at end of period                                    $  7,936,527                 $     686,958
                                                                              ============                 =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                $    719,272                 $     227,596
Supplemental disclosure of noncash investing and
financing activities:
     Discounted lease rentals assumed in equipment acquisitions                  8,092,395                     2,086,072


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1995 has been derived from the audited financial statements included in the Partnership's 1995 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, previously filed with the Securities and Exchange Commission.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the six months ended June 30, 1996 CAI Securities Corporation earned commissions and fees in the amount of $1,162,305, $991,974 of which was paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned $464,922 as reimbursement for expenses incurred during the six months ended June 30, 1996 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $61,693 as reimbursement for due diligence expenses incurred during the six months ended June 30, 1996, $10,049 of which will be paid in the third quarter.

     DIRECT SERVICES

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $48,564 ($7,015 of which will be paid in the third quarter) during the six months ended June 30, 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     PAYABLE TO AFFILIATES

     Payable to affiliates consists of direct services, management fees, sales commissions and wholesaling fees, and organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates and amounts relating to general and administrative expenses during the period ended June 30, due to the general partner and its affiliates.

3.   Equipment Purchases
     -------------------

     During the six months ended June 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees as provided for in the Partnership Agreement.


                                                                                                Acquisition        Total
                                                    Equipment                 Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      Thomson Saginaw                   Material handling equipment         $     77,164          $   2,674     $     79,838
      ICI Americas                      Forklift                                  38,913              1,348           40,261
      Cerplex                           Semiconductor                            557,438             19,315          576,753
      Television City                   Environmental monitoring equipment       167,083              5,951          173,034
      Thomson Saginaw                   Material handling equipment               59,880              2,075           61,955
      Consolidated Diesel               Forklifts                                 59,719              2,069           61,788
      Brown Strauss                     Forklifts                                 83,000              2,876           85,876
      Wayne Farms                       Spiral freezer                           502,758              9,955          512,713
      Brown Strauss                     Forklifts                                 90,795              3,146           93,941
      Lever Brothers                    HP Server                                 47,070              1,631           48,701
      Louisiana Workers                 Memory board                               6,531                226            6,757
      Honeywell                         Sequencer                                264,699              8,495          273,194
      In Home Health                    Modular furniture                        113,501              3,933          117,434
      General Motors                    Lift truck                                36,120              1,252           37,372
      NBC                               Video equipment                          259,730              9,000          268,730
      Atlantic Steel                    Mill equipment                           971,059             33,647        1,004,706
      Thomson Saginaw                   Machine tools                             60,130              2,084           62,214
      Lever Brothers                    PC's networking                           20,828                722           21,550
      HK Systems                        Communication                            150,000              5,198          155,198
      General Motors                    Forklifts                                 76,161              2,639           78,800
      Xerox                             Forklifts                                137,740              4,773          142,513
      Xerox                             Forklifts                                120,660              4,181          124,841
      ITT Automotive                    Office automation equipment               20,362                706           21,068




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition        Total
                                                    Equipment                 Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      General Motors                    Forklifts                           $     59,208          $   2,052     $     61,260
      General Motors                    Forklifts                                 59,343              2,056           61,399
      General Motors                    Forklifts                                 17,486                606           18,092
      Barber-Colman                     Machine tools                             82,905              2,873           85,778
      Barber-Colman                     Machine tools                             12,401                430           12,831
      Barber-Colman                     Machine tools                            218,375              7,567          225,942
      Barber-Colman                     Machine tools                             30,966              1,073           32,039
      Barber-Colman                     Machine tools                              9,351                324            9,675
      Barber-Colman                     Machine tools                              6,320                219            6,539
      Barber-Colman                     Machine tools                              3,039                105            3,144
      Barber-Colman                     Manufacturing equipment                   22,908                794           23,702
      Barber-Colman                     Machine tools                             13,801                478           14,279
      Barber-Colman                     Machine tools                              5,352                185            5,537
      Barber-Colman                     Machine tools                             21,362                740           22,102
      Barber-Colman                     Machine tools                             10,661                369           11,030
      Barber-Colman                     Machine tools                              1,999                 69            2,068
      Barber-Colman                     Machine tools                             20,858                723           21,581
      Barber-Colman                     Peripheral controllers                    26,189                907           27,096
      Barber-Colman                     Machine tools                             73,855              2,559           76,414
      Barber-Colman                     Machine tools                             38,952              1,350           40,302
      Barber-Colman                     Machine tools                             28,382                983           29,365
      Barber-Colman                     PC's networking                           24,351                844           25,195
      Barber-Colman                     Machine tools                            176,593              6,119          182,712
      Barber-Colman                     PC's networking                           68,069              2,359           70,428
      Barber-Colman                     Manufacturing equipment                   79,286              2,747           82,033
      Barber-Colman                     PC's networking                           87,826              3,043           90,869
      Foxboro Company                   PC's networking                           94,680              3,281           97,961
      Foxboro Company                   Furniture and fixtures                    32,831              1,138           33,969
      Foxboro Company                   PC's networking                           60,796              2,107           62,903
      Foxboro Company                   PC's networking                           60,022              2,080           62,102
      Foxboro Company                   PC's networking                           64,671              2,241           66,912
      Foxboro Company                   Manufacturing equipment                   22,961                796           23,757
      Foxboro Company                   PC's networking                          125,644              4,354          129,998
      Foxboro Company                   PC's networking                          105,586              3,659          109,245
      Foxboro Company                   PC's networking                          539,488             18,693          558,181
      Foxboro Company                   PC's networking                           28,650                993           29,643
      Foxboro Company                   Furniture and fixtures                    31,018              1,075           32,093
      Foxboro Company                   Furniture and fixtures                    66,268              2,296           68,564
      Foxboro Company                   Research equipment                        42,146              1,460           43,606
      Foxboro Company                   Manufacturing equipment                   74,091              2,567           76,658




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition         Total
                                                   Equipment                  Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      Foxboro Company                   Manufacturing equipment             $    212,775          $   7,373     $    220,148
      Foxboro Company                   PC's networking                          785,128             27,205          812,333
      Foxboro Company                   Manufacturing equipment                  183,511              6,359          189,870
      Foxboro Company                   Furniture and fixtures                     2,444                 85            2,529
      Foxboro Company                   Forklifts                                  6,305                218            6,523
      Foxboro Company                   Furniture and fixtures                    10,198                353           10,551
      Keystone Invest                   Office automation equipment                5,780                200            5,980
      Keystone Invest                   Peripheral printers                       17,533                608           18,141
      Keystone Invest                   PC's networking                          312,217             10,818          323,035
      Keystone Invest                   PC's networking                          120,227              4,166          124,393
      Keystone Invest                   PC's networking                        1,086,011             37,630        1,123,641
      Keystone Invest                   Furniture and fixtures                    32,414              1,123           33,537
      Keystone Invest                   Peripheral printers                       33,613              1,165           34,778
      Lucas Industries                  Furniture and fixtures                    47,329              1,640           48,969
      Lucas Industries                  Manufacturing equipment                   44,119              1,529           45,648
      Lucas Industries                  Furniture and fixtures                    30,228              1,047           31,275
      Lucas Industries                  Furniture and fixtures                   163,330              5,659          168,989
      Lucas Industries                  PC's networking                           24,190                838           25,028
      Lucas Industries                  PC's networking                          147,931              5,126          153,057
      Lucas Industries                  CPU's - DEC                               51,904              1,798           53,702
      Lucas Industries                  Research equipment                        78,475              2,719           81,194
      Lucas Industries                  PC's networking                          381,594             13,222          394,816
      Rawlings Sporting                 Peripheral printers                        5,474                190            5,664
      Rawlings Sporting                 PC's networking                           54,894              1,902           56,796
      Rawlings Sporting                 PC's networking                          114,439              3,965          118,404
      Rawlings Sporting                 PC's networking                          153,110              5,305          158,415
      Rawlings Sporting                 PC's networking                           35,431              1,228           36,659
      Rawlings Sporting                 PC's networking                            6,042                209            6,251
      Rawlings Sporting                 CPU's                                    197,668              6,849          204,517
      Rawlings Sporting                 Peripheral printers                        2,218                 77            2,295
      Stop & Shop                       PC's networking                           26,588                921           27,509
      Stop & Shop                       PC's networking                            8,214                285            8,499
      Stop & Shop                       PC's networking                            3,451                120            3,571
      Stop & Shop                       PC's networking                            3,440                119            3,559
      Stop & Shop                       PC's networking                            3,296                114            3,410
      Stop & Shop                       PC's networking                            1,260                 44            1,304
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                            5,923                205            6,128




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition         Total
                                                   Equipment                  Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      Stop & Shop                       PC's networking                     $      5,923          $     205     $      6,128
      Stop & Shop                       PC's networking                            6,496                225            6,721
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                            6,496                225            6,721
      Stop & Shop                       PC's networking                            6,496                225            6,721
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                            5,923                205            6,128
      Stop & Shop                       PC's networking                           50,271              1,742           52,013
      Stop & Shop                       PC's networking                            7,756                269            8,025
      Stop & Shop                       PC's networking                            7,756                269            8,025
      Stop & Shop                       PC's networking                            7,756                269            8,025
      Stop & Shop                       PC's networking                           32,958              1,142           34,100
      Stop & Shop                       PC's networking                           10,880                377           11,257
      Stop & Shop                       PC's networking                            5,005                173            5,178
      Stop & Shop                       PC's networking                           10,767                373           11,140
      Stop & Shop                       Furniture and fixtures                    55,090              1,909           56,999
      Stop & Shop                       PC's networking                            5,092                176            5,268
      Stop & Shop                       PC's networking                            7,452                258            7,710
      Stop & Shop                       PC's networking                            5,092                176            5,268
      Stop & Shop                       PC's networking                            5,259                182            5,441
      Stop & Shop                       PC's networking                            6,427                223            6,650
      Stop & Shop                       PC's networking                            1,335                 46            1,381
      Stop & Shop                       PC's networking                          178,944              6,200          185,144
      Stop & Shop                       PC's networking                           11,011                382           11,393
      Stop & Shop                       Furniture and fixtures                    39,556              1,371           40,927
      Stop & Shop                       Furniture and fixtures                    50,749              1,758           52,507
      Stop & Shop                       Furniture and fixtures                    39,548              1,370           40,918
      Stop & Shop                       PC's networking                           11,276                391           11,667
      Stop & Shop                       PC's networking                           11,276                391           11,667
      Stop & Shop                       PC's networking                           11,276                391           11,667
      Stop & Shop                       PC's networking                           11,276                391           11,667
      Stop & Shop                       PC's networking                           38,529              1,335           39,864
      Stop & Shop                       PC's networking                           49,471              1,714           51,185
      Stop & Shop                       PC's networking                           11,202                388           11,590
      Stop & Shop                       PC's networking                           11,626                403           12,029
      Stop & Shop                       PC's networking                           11,626                403           12,029
      Stop & Shop                       PC's networking                            6,916                240            7,156
      Stop & Shop                       PC's networking                           11,638                403           12,041
      Stop & Shop                       PC's networking                            5,450                189            5,639
      Stop & Shop                       PC's networking                            5,330                185            5,515




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition         Total
                                                   Equipment                  Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      Stop & Shop                       PC's networking                     $     11,556          $     400     $     11,956
      Stop & Shop                       PC's networking                           11,556                400           11,956
      Stop & Shop                       PC's networking                           11,556                400           11,956
      Stop & Shop                       PC's networking                           11,556                400           11,956
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            6,544                227            6,771
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      Stop & Shop                       PC's networking                            3,428                119            3,547
      United Artists                    Furniture and fixtures                   168,696              5,845          174,541
      United Artists                    Furniture and fixtures                   124,630              4,318          128,948
      United Artists                    Furniture and fixtures                   123,970              4,296          128,266
      United Artists                    Furniture and fixtures                   128,896              4,466          133,362
      United Artists                    Furniture and fixtures                   116,699              4,044          120,743
      United Artists                    Furniture and fixtures                   122,292              4,237          126,529
      General Motors                    Forklifts                                 76,077              2,636           78,713
      General Motors                    Forklifts                                116,620              4,041          120,661
      Alloy Polymers                    Manufacturing equipment                   95,296              3,302           98,598
      Alterations Plus                  Manufacturing equipment                   31,375              1,087           32,463
      Applied Radiological Control      Manufacturing equipment                  106,993              3,707          110,700
      Autry Greer & Sons, Inc.          Furniture and fixtures                    78,119              2,707           80,825
      Bojangles' Restaurants, Inc.      Furniture and fixtures                   239,536              8,300          247,836
      C & H Knit Products, Inc.         Manufacturing equipment                  213,101              7,384          220,485
      C & H Knit Products, Inc.         Manufacturing equipment                   86,111              2,984           89,095




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition         Total
                                                   Equipment                  Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      Country Cupboard Food Stores      Office automation equipment         $    148,317          $   5,139     $    153,456
      C. T. Harris, Inc.                Forklifts                                366,146             12,142          378,288
      Envirosafe Service, Inc.          Forklifts                                 56,110              1,889           57,999
      Floyd Marine Storage, Inc.        Forklifts                                 58,932              2,042           60,974
      Freestate Petroleum Corp.         Furniture and fixtures                    83,827              2,905           86,732
      Freestate Petroleum Corp.         Furniture and fixtures                    95,782              3,319           99,101
      Freestate Petroleum Corp.         Furniture and fixtures                   117,961              4,087          122,048
      Freestate Petroleum Corp.         Furniture and fixtures                   127,676              4,424          132,100
      Hokkins Systemation, Inc.         Furniture and fixtures                   151,534              5,251          156,785
      Hough Petroleum                   Furniture and fixtures                   140,741              4,877          145,617
      Hough Petroleum                   Furniture and fixtures                    70,782              2,453           73,234
      Hough Petroleum                   Furniture and fixtures                    45,985              1,593           47,579
      Kessel Food Markets Inc.          Furniture and fixtures                 1,046,603             36,265        1,082,868
      Kop-Flex, Inc.                    Manufacturing equipment                  122,553              4,246          126,799
      Lykins Oil Co., Inc.              Furniture and fixtures                    35,292              1,223           36,515
      Lykins Oil Co., Inc.              Furniture and fixtures                    86,044              2,981           89,026
      Madden Services, Inc.             Misc. warehouse equipment                599,055             20,757          619,812
      Madden Services, Inc.             Misc. warehouse equipment                 81,901              2,838           84,739
      McGavren Guild Inc.               Furniture and fixtures                    69,826              2,419           72,246
      McGavren Guild Inc.               Furniture and fixtures                   231,485              8,021          239,506
      Mt Pleasant Publish               PC's networking                           45,732              1,585           47,317
      Mt Pleasant Publish               PC's networking                           27,006                936           27,941
      Perimeter Oil Company             Furniture and fixtures                    96,437              3,342           99,778
      Quality Oil Company, Inc.         Furniture and fixtures                    58,006              1,931           59,937
      Quality Oil Company, Inc.         Furniture and fixtures                     8,580                286            8,865
      Rainbow Marketers, Inc.           Furniture and fixtures                   160,637              5,566          166,203
      Recycled Materials                Construction equipment                   174,469              6,045          180,514
      Rogers Petroleum, Inc.            Research equipment                        55,122              1,910           57,032
      Shapiro Packing Company           Food processing equipment                 59,914              2,076           61,990
      Shapiro Packing Company           Food processing equipment                 53,048              1,838           54,886
      Shapiro Packing Company           Food processing equipment                174,073              6,032          180,105
      Shapiro Packing Company           Food processing equipment                 72,353              2,507           74,860
      Shoex, Inc.                       Furniture and fixtures                   243,501              8,437          251,939
      SOS Transport, Inc.               Transport-Trucks                          85,239              2,954           88,192
      Tennessee River, Inc.             Manufacturing equipment                   55,362              1,918           57,281
      The Hanson-Whitney Company        Machine tools                             79,202              2,744           81,946
      Trammell Crow Distribution        Above ground mining equipment            405,893             14,064          419,957
      Valley Innovative Mgmt. Ser       Furniture and fixtures                    91,888              3,184           95,072
      Vfl Technology Corporation        Forklifts                                442,178             15,321          457,500
      Vision Art Design & Animation     Communication equipment                   27,568                955           28,523




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.    Equipment Purchases, continued
      -------------------

                                                                                                Acquisition         Total
                                                   Equipment                  Cost of             Fees and        Equipment
              Lessee                              Description                Equipment         Reimbursements   Purchase Price
      -------------------------         ----------------------------------  ------------       --------------   --------------

      White Consolidated                Manufacturing equipment             $     85,246          $   2,954     $     88,199
      System One                        PC's networking                          160,207              5,551          165,758
      Thomson Industries                Machine tools                             43,248              1,499           44,747
      Home Depot                        Transport Trucks                          74,690              2,530           77,221
      Home Depot                        Forklifts                                739,889             25,092          764,981
      USS Kobe                          Forklifts                                102,722              3,559          106,281
      USS Kobe                          Forklifts                                 29,283              1,015           30,298
      Thomson Industries                Machine tools                             43,248              1,499           44,748
                                                                            ------------          ---------     ------------

                                                                            $ 22,592,666          $ 773,370     $ 23,366,036
                                                                            ============          =========     ============


      As of June 30, 1996, the general partner had identified $3.4 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the balance of 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
- - ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                 Condensed Statements of                         Condensed Statements of
                               Income for the three months    The effect on     Income for the six months       The effect on
                                      ended June 30,          net income of          ended June 30,             net income of
                               ---------------------------   changes between    -------------------------      changes between
                                    1996           1995         periods             1996          1995             periods
                               ---------------------------   ---------------    ------------  -----------      ---------------

Leasing margin                 $   723,977    $   232,614      $   491,363      $ 1,077,376   $   368,927       $   708,449
Equipment sales margin              17,311              -           17,311          110,831             -           110,831
Interest income                    125,700         74,713           50,987          249,588       118,356           131,232
Management fees paid to
   general partner                 (85,627)       (23,372)         (62,255)        (152,748)      (40,247)         (112,501)
Direct services from general
    partner                        (23,607)       (23,617)              10          (48,564)      (48,099)             (465)
General and administrative         (67,826)       (46,059)         (21,767)        (143,446)      (82,644)          (60,802)
Provision for losses                     -       (100,000)         100,000                -      (100,000)          100,000
                               -----------    -----------      -----------      -----------   -----------       -----------

Net income                     $   689,928    $   114,279      $   575,649      $ 1,093,037   $   216,293       $   876,744
                               ===========    ===========      ===========      ===========   ===========       ===========


LEASING MARGIN

Leasing margin consists of the following:


                                                             Three months ended                   Six months ended
                                                                  June 30,                            June 30,
                                                     -------------------------------       ------------------------------
                                                          1996             1995                 1996            1995
                                                     --------------   --------------       -------------   --------------

Operating lease rentals                              $ 3,640,550      $ 1,323,714          $ 6,534,019     $ 2,124,152
Direct finance lease income                               99,037           69,302              189,826         112,462
Depreciation and amortization                         (2,631,826)      (1,004,535)          (4,927,197)     (1,640,091)
Interest expense on discounted lease
   rentals                                              (383,784)        (155,867)            (719,272)       (227,596)
                                                     -----------      -----------          -----------     -----------

   Leasing margin                                    $   723,977      $   232,614          $ 1,077,376     $   368,927
                                                     ===========      ===========          ===========     ===========

   Leasing margin ratio                                       19%              17%                  16%             16%
                                                              ==               ==                   ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
- - ---------------------

LEASING MARGIN, continued

All components of leasing margin increased due to growth in the Partnership's lease portfolio.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). Interest rates have fluctuated over the past several years as follows: (i) rates decreased from 1990 until the early part of 1994, (ii) rates then increased through the early part of 1995, and (iii) rates have decreased to the present time. It is unclear whether interest rates will continue to decrease, and what effect, if any, such interest rate decreases will have on lease rates.

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:


                                                             Three months ended                   Six months ended
                                                                   June 30,                           June 30,
                                                       -----------------------------      -----------------------------
                                                            1996            1995              1996             1995
                                                       -------------    ------------      ------------     ------------

Equipment sales revenue                                $    124,692     $         -       $    435,815     $          -
Cost of equipment sales                                    (107,381)              -           (324,984)               -
                                                       ------------     -----------       ------------     ------------
   Equipment sales margin                              $     17,311     $         -       $    110,831     $          -
                                                       =============    ===========       ============     ============

INTEREST INCOME

Interest income increased due to an increase in invested cash from sales of Class A investment units pending the Partnership's initial acquisition of equipment.

EXPENSES

Management fees and general and administrative expenses increased due to growth in the Partnership's lease portfolio.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
- - ---------------------

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit exposure and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value.

No provisions for losses were recorded during the first six months of 1996 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

The Partnership settled its bankruptcy litigation with Grand Palais Riverboat, Inc. (see discussion immediately below) effective June 8, 1996. The settlement agreement provides for the full recovery of the cost of the equipment under lease, as well as legal fees, plus interest. The Partnership has not reversed the $100,000 reserve for this litigation recorded during 1995. Instead, the Partnership has included the $100,000 in an allowance for losses maintained to provide for any future other-than-temporary declines in asset values.

The provision for losses recorded during the six months ended June 30, 1995 was related to Grand Palais Riverboat, Inc. (see discussion above), a lessee that defaulted under its lease agreement with the Partnership by failing to make a lease payment due on June 1, 1995 and then declared Chapter 11 bankruptcy in July 1995. A provision for loss of $100,000 was recorded during the second quarter of 1995.


Liquidity & Capital Resources
- - -----------------------------

The Partnership intended to continue offering Class A limited partner units for sale and admitting additional Class A limited partners through April 15, 1996, or until $50 million in units have been sold. The Partnership reached its goal of $50 million in unit sales on April 10, 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources, continued
- - -----------------------------

A summary of the Partnership's offering activities for the first six months of 1996 is presented below:

                                                         Offering activities for
                                                           the six months ended
                                                               June 30, 1996
                                                         -----------------------

   Class A limited partner units sold                                 116,230
                                                                 ============

   Gross offering proceeds                                       $ 11,623,048
   Sales commissions                                               (1,162,305)
   Non-accountable organization and offering
     expenses reimbursement                                          (464,922)
   Due diligence expenses                                             (61,693)
                                                                 ------------
       Net offering proceeds                                     $  9,934,128
                                                                 ============

   Class B limited partner (CAII) cash contribution              $    130,000
                                                                 ============

The Partnership was formed on November 2, 1993. On April 18, 1994, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit. On June 14, 1994, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. A summary of the Partnership's offering activities from the commencement of operations to June 30, 1996 is presented below:

                                                    Offering activities from the
                                                     Commencement of Operations
                                                          (June 14, 1994)
                                                          to June 30, 1996
                                                    ----------------------------

   Class A limited partner units sold                         500,000
                                                         ============

   Gross offering proceeds                               $ 50,000,000
   Sales commissions                                       (5,000,000)
   Non-accountable organization and offering
     expenses reimbursement                                (2,000,000)
   Due diligence expenses                                    (184,603)
                                                         ------------
       Net offering proceeds                             $ 42,815,397
                                                         ============

   Class B limited partner (CAII) cash contribution      $    500,000
                                                         ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources, continued
- - -----------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Cash available for purchases of equipment under lease and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

The Partnership purchased equipment under lease during the six months ended June 30, 1996 with a total acquisition cost of $23,366,035. All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. As of June 30, 1996, the general partner had identified $3.4 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the balance of 1996.

During June 1995, CAII and the Partnership entered into an agreement with a lender to debt finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Partnership's financing obligations are collateralized by the leased equipment and related rentals, and the Partnership has no recourse liability to the lender for repayment of debt. In addition, this securitized debt vehicle provides an attractive interest rate. Aggregate closings through June 30, 1996 were $10.2 million for the Partnership.

During the six months ended June 30, 1996, the Partnership declared distributions to the partners of $2,491,358 ($445,790 of which was paid during July 1996). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership. For the six months ended June 30, 1996, approximately 57% of the cash distributions to the partners constituted a return of capital for accounting purposes. This percentage may not be reflective of the percentage of distributions that constitutes a return of capital at any subsequent point in time.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 1996, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), on their capital contributions, and
(3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                     PART II

                                OTHER INFORMATION



Item 1.    Legal Proceedings

           The Partnership is involved in routine legal proceedings incidental to the conduct of its business. The general partner believes none of these legal proceedings will have a material adverse effect on the financial condition or operations of the Partnership.


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By:   CAI Equipment Leasing IV Corp.


Dated:  August 13, 1996                   By:   /s/John E. Christensen
                                               ----------------------
                                               John E. Christensen
                                               Senior Vice President,
                                               Chief  Administrative Officer and
                                               Director