Form 10-Q
period 1996-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1996-10-31
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              September 30, 1996
                                    --------------------------------------------

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                    -------------------    ---------------------
     Commission file number                          33-44158
                            ----------------------------------------------------

                     Capital Preferred Yield Fund-III, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         84-1248907
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
        Lakewood, Colorado                                80235
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (303) 980-1000
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No     .
                                       ---     ---
                        Exhibit Index appears on Page 23

                               Page 1 of 24 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1996


                                Table of Contents
                                -----------------

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

    Item 1.   Financial Statements (Unaudited)

              Balance Sheet - September 30, 1996 and December 31, 1995      3

              Statements of Income - Three and nine months ended
              September 30, 1996 and 1995                                   4

              Statement of Partners' Capital - January 1, 1996 -
                September 30, 1996                                          5

              Statements of Cash Flows - Nine months ended
                September 30, 1996 and 1995                                 6

              Notes to Financial Statements                                7-17

    Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       18-22


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                             23

    Item 6.   Exhibits and Reports on Form 8-K                              23

              Signature                                                     24

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1996          1995
                                                     ------------   ------------
                                     ASSETS

Cash and cash equivalents                            $   879,832     $ 6,774,071
Accounts receivable                                      690,011       1,366,351
Net investment in direct finance leases                5,772,571       4,294,046
Leased equipment, net                                 58,869,694      35,943,402
Deferred financing costs                                  64,286          85,714
                                                     -----------     -----------
         Total assets                                $66,276,394     $48,463,584
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued liabilities             $   769,382     $   401,786
Payable to affiliates                                     44,323         106,196
Rents paid in advance                                    373,183         236,186
Distributions payable to partners                        445,053         319,907
Discounted lease rentals                              26,394,446      16,863,892
                                                     -----------     -----------

         Total liabilities                            28,026,387      17,927,967
                                                     -----------     -----------

PARTNERS' CAPITAL:
General partner                                                -               -

Limited Partners:
         Class A                                      37,790,118      30,183,575
         Class B                                         459,889         352,042
                                                     -----------     -----------

Total partners' capital                               38,250,007      30,535,617
                                                     -----------     -----------

Total liabilities and partners' capital              $66,276,394     $48,463,584
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended              Nine months Ended
                                                     ---------------------------     ----------------------------
                                                             September 30,                   September 30,
                                                         1996            1995            1996            1995
                                                     -----------     -----------     ------------     -----------
REVENUE:
  Operating lease rentals                            $ 4,747,128     $ 2,869,053     $ 11,281,147     $ 4,993,205
  Direct finance lease income                            114,170          77,543          303,996         190,005
  Equipment sales margin                                       -               -          110,831               -
  Interest income                                         46,896          64,670          296,484         183,026
                                                     -----------     -----------     ------------     -----------

     Total revenue                                     4,908,194       3,011,266       11,992,458       5,366,236
                                                     -----------     -----------     ------------     -----------

EXPENSES:
  Depreciation and amortization                        3,712,368       2,120,689        8,639,565       3,760,780
  Management fees paid to general partner                109,378          54,518          262,126          94,765
  Direct services from general partner                    23,134          22,445           71,698          70,544
  General and administrative                              69,717          38,197          213,163         120,841
  Interest on discounted lease rentals                   537,780         425,273        1,257,052         652,869
  Provision for losses                                         -               -                -         100,000
                                                     -----------     -----------     ------------     -----------

     Total expenses                                    4,452,377       2,661,122       10,443,604       4,799,799
                                                     -----------     -----------     ------------     -----------

NET INCOME                                           $   455,817     $   350,144     $  1,548,854     $   566,437
                                                     ===========     ===========     ============     ===========

NET INCOME ALLOCATED:
  To the general partner                             $    13,329     $    15,074     $     55,072     $   45,026
  To the Class A limited partners                        438,014         331,678        1,478,672        516,113
  To the Class B limited partner                           4,474           3,392           15,110          5,298
                                                     -----------     -----------     ------------     ----------

                                                     $   455,817     $   350,144     $  1,548,854     $  566,437
                                                     ===========     ===========     ============     ==========

  Net income per weighted average Class A
       limited partner unit outstanding              $       .88     $      1.29     $       3.12     $     2.31
                                                     ===========     ===========     ============     ==========

  Weighted average Class A limited
    partner units outstanding                            497,874         256,406          474,939        223,910
                                                     ===========     ===========     ============     ==========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)


                                                                    Class A          Class B
                                                  General           Limited          Limited
                                                  Partner          Partners          Partner            Total
                                                  -------          --------          -------            -----

Partners' capital, January 1, 1996               $       -      $ 30,183,575        $ 352,042        $ 30,535,617

Capital contributions                                             11,623,048          130,000          11,753,048
Commissions and offering costs on
  sale of Class A limited partner units            (16,889)       (1,672,031)               -          (1,688,920)
Redemptions                                              -           (74,386)               -             (74,386)
Net income                                          55,072         1,478,672           15,110           1,548,854
Distributions to partners                          (38,183)       (3,748,760)         (37,263)         (3,824,206)
                                                 ---------      ------------        ---------        ------------

Partners' capital, September 30, 1996            $       -      $ 37,790,118        $ 459,889        $ 38,250,007
                                                 =========      ============        =========        ============






















   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Nine months Ended
                                                                                           September 30,
                                                                              ------------------------------------
                                                                                   1996                  1995
                                                                              --------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  13,242,641          $   4,190,483
                                                                              -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases from affiliate                  (22,813,728)           (26,389,032)
     Investment in direct finance leases, acquired from affiliate                  (776,599)            (4,602,038)
                                                                              -------------          -------------
Net cash used in investing activities                                           (23,590,327)           (30,991,070)
                                                                              -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Class A capital contributions                                 11,623,048             17,840,402
     Proceeds from Class B capital contributions                                    130,000                170,000
     Proceeds from discounted lease rentals                                       4,767,017             15,969,859
     Principal payments on discounted lease rentals                              (6,610,159)            (1,506,171)
     Redemptions of Class A limited partner units                                   (74,386)              (133,398)
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units                          (1,162,305)            (1,799,160)
     Non-accountable organization and offering expenses
         reimbursement paid to the general partner in connection
         with the sale of Class A limited partner units                            (526,615)              (772,035)
     Distributions to partners                                                   (3,693,153)            (1,635,863)
                                                                              -------------          -------------
Net cash provided by financing activities                                         4,453,447             28,133,634
                                                                              -------------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (5,894,239)             1,333,047

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  6,774,071              1,555,557
                                                                              -------------          -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     879,832          $   2,888,604
                                                                              =============          =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                $   1,257,052          $     652,869
Supplemental disclosure of noncash investing and
financing activities:
     Discounted lease rentals assumed in equipment acquisitions                  11,373,696              2,685,425


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

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     SALES COMMISSIONS AND OFFERING COSTS

     Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which is paid to participating broker-dealers. During the nine months ended September 30, 1996 CAI
     Securities Corporation earned commissions and fees in the amount of $1,162,305, $991,974 of which was paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned $464,922 as reimbursement for expenses incurred during the nine months ended September 30, 1996 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $61,693 as reimbursement for due diligence expenses incurred during the nine months ended September 30, 1996.

     DIRECT SERVICES

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $71,698 ($7,682 of which will be paid in the third quarter) during the nine months ended September 30, 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     PAYABLE TO AFFILIATES

     Payable to affiliates consists of direct services, management fees and amounts relating to general and administrative expenses during the period ended September 30, 1996 due to the general partner and its affiliates.

3.   Equipment Purchases
     -------------------

     During the nine months ended September 30, 1996, the Partnership purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner, the equipment under lease listed below. The Partnership purchased the equipment at cost to CAII, including reimbursement of other acquisition costs and acquisition fees as provided for in the Partnership Agreement.


                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Thomson Saginaw                      Material handling equipment           $     77,164       $     2,674          $     79,838
     ICI Americas                         Forklifts                                   38,913             1,348                40,261
     Cerplex                              Semiconductor                              557,438            19,315               576,753
     Television City                      Environmental monitoring equipment         167,083             5,951               173,034
     Thomson Saginaw                      Material handling equipment                 59,880             2,075                61,955
     Consolidated Diesel                  Forklifts                                   59,719             2,069                61,788
     Brown Strauss                        Forklifts                                   83,000             2,876                85,876
     Wayne Farms                          Spiral freezer                             502,758             9,955               512,713
     Brown Strauss                        Forklifts                                   90,795             3,146                93,941
     Lever Brothers                       HP Server                                   47,070             1,631                48,701
     Louisiana Workers                    Memory board                                 6,531               226                 6,757
     Honeywell                            Sequencer                                  264,699             8,495               273,194
     In Home Health                       Modular furniture                          113,501             3,933               117,434
     General Motors                       Lift truck                                  36,120             1,252                37,372
     NBC                                  Video equipment                            259,730             9,000               268,730
     Atlantic Steel                       Mill equipment                             971,059            33,647             1,004,706
     Thomson Saginaw                      Machine tools                               60,130             2,084                62,214
     Lever Brothers                       PC's networking                             20,828               722                21,550
     HK Systems                           Communication                              150,000             5,198               155,198
     General Motors                       Forklifts                                   76,161             2,639                78,800
     Xerox                                Forklifts                                  137,740             4,773               142,513
     Xerox                                Forklifts                                  120,660             4,181               124,841
     ITT Automotive                       Office automation equipment                 20,362               706                21,068




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     General Motors                       Forklifts                             $     59,208       $     2,052          $     61,260
     General Motors                       Forklifts                                   59,343             2,056                61,399
     General Motors                       Forklifts                                   17,486               606                18,092
     Barber-Colman                        Machine tools                               82,905             2,873                85,778
     Barber-Colman                        Machine tools                               12,401               430                12,831
     Barber-Colman                        Machine tools                              218,375             7,567               225,942
     Barber-Colman                        Machine tools                               30,966             1,073                32,039
     Barber-Colman                        Machine tools                                9,351               324                 9,675
     Barber-Colman                        Machine tools                                6,320               219                 6,539
     Barber-Colman                        Machine tools                                3,039               105                 3,144
     Barber-Colman                        Manufacturing equipment                     22,908               794                23,702
     Barber-Colman                        Machine tools                               13,801               478                14,279
     Barber-Colman                        Machine tools                                5,352               185                 5,537
     Barber-Colman                        Machine tools                               21,362               740                22,102
     Barber-Colman                        Machine tools                               10,661               369                11,030
     Barber-Colman                        Machine tools                                1,999                69                 2,068
     Barber-Colman                        Machine tools                               20,858               723                21,581
     Barber-Colman                        Peripheral controllers                      26,189               907                27,096
     Barber-Colman                        Machine tools                               73,855             2,559                76,414
     Barber-Colman                        Machine tools                               38,952             1,350                40,302
     Barber-Colman                        Machine tools                               28,382               983                29,365
     Barber-Colman                        PC's networking                             24,351               844                25,195
     Barber-Colman                        Machine tools                              176,593             6,119               182,712
     Barber-Colman                        PC's networking                             68,069             2,359                70,428
     Barber-Colman                        Manufacturing equipment                     79,286             2,747                82,033
     Barber-Colman                        PC's networking                             87,826             3,043                90,869
     Foxboro Company                      PC's networking                             94,680             3,281                97,961
     Foxboro Company                      Furniture and fixtures                      32,831             1,138                33,969
     Foxboro Company                      PC's networking                             60,796             2,107                62,903
     Foxboro Company                      PC's networking                             60,022             2,080                62,102
     Foxboro Company                      PC's networking                             64,671             2,241                66,912
     Foxboro Company                      Manufacturing equipment                     22,961               796                23,757
     Foxboro Company                      PC's networking                            125,644             4,354               129,998
     Foxboro Company                      PC's networking                            105,586             3,659               109,245
     Foxboro Company                      PC's networking                            539,488            18,693               558,181
     Foxboro Company                      PC's networking                             28,650               993                29,643
     Foxboro Company                      Furniture and fixtures                      31,018             1,075                32,093
     Foxboro Company                      Furniture and fixtures                      66,268             2,296                68,564
     Foxboro Company                      Research equipment                          42,146             1,460                43,606
     Foxboro Company                      Manufacturing equipment                     74,091             2,567                76,658




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Foxboro Company                      Manufacturing equipment               $    212,775       $     7,373          $    220,148
     Foxboro Company                      PC's networking                            785,128            27,205               812,333
     Foxboro Company                      Manufacturing equipment                    183,511             6,359               189,870
     Foxboro Company                      Furniture and fixtures                       2,444                85                 2,529
     Foxboro Company                      Forklifts                                    6,305               218                 6,523
     Foxboro Company                      Furniture and fixtures                      10,198               353                10,551
     Keystone Invest                      Office automation equipment                  5,780               200                 5,980
     Keystone Invest                      Peripheral printers                         17,533               608                18,141
     Keystone Invest                      PC's networking                            312,217            10,818               323,035
     Keystone Invest                      PC's networking                            120,227             4,166               124,393
     Keystone Invest                      PC's networking                          1,086,011            37,630             1,123,641
     Keystone Invest                      Furniture and fixtures                      32,414             1,123                33,537
     Keystone Invest                      Peripheral printers                         33,613             1,165                34,778
     Lucas Industries                     Furniture and fixtures                      47,329             1,640                48,969
     Lucas Industries                     Manufacturing equipment                     44,119             1,529                45,648
     Lucas Industries                     Furniture and fixtures                      30,228             1,047                31,275
     Lucas Industries                     Furniture and fixtures                     163,330             5,659               168,989
     Lucas Industries                     PC's networking                             24,190               838                25,028
     Lucas Industries                     PC's networking                            147,931             5,126               153,057
     Lucas Industries                     CPU's - DEC                                 51,904             1,798                53,702
     Lucas Industries                     Research equipment                          78,475             2,719                81,194
     Lucas Industries                     PC's networking                            381,594            13,222               394,816
     Rawlings Sporting                    Peripheral printers                          5,474               190                 5,664
     Rawlings Sporting                    PC's networking                             54,894             1,902                56,796
     Rawlings Sporting                    PC's networking                            114,439             3,965               118,404
     Rawlings Sporting                    PC's networking                            153,110             5,305               158,415
     Rawlings Sporting                    PC's networking                             35,431             1,228                36,659
     Rawlings Sporting                    PC's networking                              6,042               209                 6,251
     Rawlings Sporting                    CPU's                                      197,668             6,849               204,517
     Rawlings Sporting                    Peripheral printers                          2,218                77                 2,295
     Stop & Shop                          PC's networking                             26,588               921                27,509
     Stop & Shop                          PC's networking                              8,214               285                 8,499
     Stop & Shop                          PC's networking                              3,451               120                 3,571
     Stop & Shop                          PC's networking                              3,440               119                 3,559
     Stop & Shop                          PC's networking                              3,296               114                 3,410
     Stop & Shop                          PC's networking                              1,260                44                 1,304
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                              5,923               205                 6,128




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Stop & Shop                          PC's networking                       $      5,923       $       205          $      6,128
     Stop & Shop                          PC's networking                              6,496               225                 6,721
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                              6,496               225                 6,721
     Stop & Shop                          PC's networking                              6,496               225                 6,721
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                              5,923               205                 6,128
     Stop & Shop                          PC's networking                             50,271             1,742                52,013
     Stop & Shop                          PC's networking                              7,756               269                 8,025
     Stop & Shop                          PC's networking                              7,756               269                 8,025
     Stop & Shop                          PC's networking                              7,756               269                 8,025
     Stop & Shop                          PC's networking                             32,958             1,142                34,100
     Stop & Shop                          PC's networking                             10,880               377                11,257
     Stop & Shop                          PC's networking                              5,005               173                 5,178
     Stop & Shop                          PC's networking                             10,767               373                11,140
     Stop & Shop                          Furniture and fixtures                      55,090             1,909                56,999
     Stop & Shop                          PC's networking                              5,092               176                 5,268
     Stop & Shop                          PC's networking                              7,452               258                 7,710
     Stop & Shop                          PC's networking                              5,092               176                 5,268
     Stop & Shop                          PC's networking                              5,259               182                 5,441
     Stop & Shop                          PC's networking                              6,427               223                 6,650
     Stop & Shop                          PC's networking                              1,335                46                 1,381
     Stop & Shop                          PC's networking                            178,944             6,200               185,144
     Stop & Shop                          PC's networking                             11,011               382                11,393
     Stop & Shop                          Furniture and fixtures                      39,556             1,371                40,927
     Stop & Shop                          Furniture and fixtures                      50,749             1,758                52,507
     Stop & Shop                          Furniture and fixtures                      39,548             1,370                40,918
     Stop & Shop                          PC's networking                             11,276               391                11,667
     Stop & Shop                          PC's networking                             11,276               391                11,667
     Stop & Shop                          PC's networking                             11,276               391                11,667
     Stop & Shop                          PC's networking                             11,276               391                11,667
     Stop & Shop                          PC's networking                             38,529             1,335                39,864
     Stop & Shop                          PC's networking                             49,471             1,714                51,185
     Stop & Shop                          PC's networking                             11,202               388                11,590
     Stop & Shop                          PC's networking                             11,626               403                12,029
     Stop & Shop                          PC's networking                             11,626               403                12,029
     Stop & Shop                          PC's networking                              6,916               240                 7,156
     Stop & Shop                          PC's networking                             11,638               403                12,041
     Stop & Shop                          PC's networking                              5,450               189                 5,639
     Stop & Shop                          PC's networking                              5,330               185                 5,515




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Stop & Shop                          PC's networking                       $     11,556       $       400          $     11,956
     Stop & Shop                          PC's networking                             11,556               400                11,956
     Stop & Shop                          PC's networking                             11,556               400                11,956
     Stop & Shop                          PC's networking                             11,556               400                11,956
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              6,544               227                 6,771
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     Stop & Shop                          PC's networking                              3,428               119                 3,547
     United Artists                       Furniture and fixtures                     168,696             5,845               174,541
     United Artists                       Furniture and fixtures                     124,630             4,318               128,948
     United Artists                       Furniture and fixtures                     123,970             4,296               128,266
     United Artists                       Furniture and fixtures                     128,896             4,466               133,362
     United Artists                       Furniture and fixtures                     116,699             4,044               120,743
     United Artists                       Furniture and fixtures                     122,292             4,237               126,529
     General Motors                       Forklifts                                   76,077             2,636                78,713
     General Motors                       Forklifts                                  116,620             4,041               120,661
     Alloy Polymers                       Manufacturing equipment                     95,296             3,302                98,598
     Alterations Plus                     Manufacturing equipment                     31,375             1,087                32,463
     Applied Radiological Control         Manufacturing equipment                    106,993             3,707               110,700
     Autry Greer & Sons, Inc.             Furniture and fixtures                      78,119             2,707                80,825
     Bojangles' Restaurants, Inc.         Furniture and fixtures                     239,536             8,300               247,836
     C & H Knit Products, Inc.            Manufacturing equipment                    213,101             7,384               220,485
     C & H Knit Products, Inc.            Manufacturing equipment                     86,111             2,984                89,095




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Country Cupboard Food Stores         Office automation equipment           $    148,317       $     5,139          $    153,456
     C. T. Harris, Inc.                   Forklifts                                  366,146            12,142               378,288
     Envirosafe Service, Inc.             Forklifts                                   56,110             1,889                57,999
     Floyd Marine Storage, Inc.           Forklifts                                   58,932             2,042                60,974
     Freestate Petroleum Corp.            Furniture and fixtures                      83,827             2,905                86,732
     Freestate Petroleum Corp.            Furniture and fixtures                      95,782             3,319                99,101
     Freestate Petroleum Corp.            Furniture and fixtures                     117,961             4,087               122,048
     Freestate Petroleum Corp.            Furniture and fixtures                     127,676             4,424               132,100
     Hokkins Systemation, Inc.            Furniture and fixtures                     151,534             5,251               156,785
     Hough Petroleum                      Furniture and fixtures                     140,741             4,877               145,617
     Hough Petroleum                      Furniture and fixtures                      70,782             2,453                73,234
     Hough Petroleum                      Furniture and fixtures                      45,985             1,593                47,579
     Kessel Food Markets Inc.             Furniture and fixtures                   1,046,603            36,265             1,082,868
     Kop-Flex, Inc.                       Manufacturing equipment                    122,553             4,246               126,799
     Lykins Oil Co., Inc.                 Furniture and fixtures                      35,292             1,223                36,515
     Lykins Oil Co., Inc.                 Furniture and fixtures                      86,044             2,981                89,026
     Madden Services, Inc.                Misc. warehouse equipment                  599,055            20,757               619,812
     Madden Services, Inc.                Misc. warehouse equipment                   81,901             2,838                84,739
     McGavren Guild Inc.                  Furniture and fixtures                      69,826             2,419                72,246
     McGavren Guild Inc.                  Furniture and fixtures                     231,485             8,021               239,506
     Mt Pleasant Publishing               PC's networking                             45,732             1,585                47,317
     Mt Pleasant Publishing               PC's networking                             27,006               936                27,941
     Perimeter Oil Company                Furniture and fixtures                      96,437             3,342                99,778
     Quality Oil Company, Inc.            Furniture and fixtures                      58,006             1,931                59,937
     Quality Oil Company, Inc.            Furniture and fixtures                       8,580               286                 8,865
     Rainbow Marketers, Inc.              Furniture and fixtures                     160,637             5,566               166,203
     Recycled Materials                   Construction equipment                     174,469             6,045               180,514
     Rogers Petroleum, Inc.               Research equipment                          55,122             1,910                57,032
     Shapiro Packing Company              Food processing equipment                   59,914             2,076                61,990
     Shapiro Packing Company              Food processing equipment                   53,048             1,838                54,886
     Shapiro Packing Company              Food processing equipment                  174,073             6,032               180,105
     Shapiro Packing Company              Food processing equipment                   72,353             2,507                74,860
     Shoex, Inc.                          Furniture and fixtures                     243,501             8,437               251,939
     SOS Transport, Inc.                  Transport-trucks                            85,239             2,954                88,192
     Tennessee River, Inc.                Manufacturing equipment                     55,362             1,918                57,281
     The Hanson-Whitney Company           Machine tools                               79,202             2,744                81,946
     Trammell Crow Distribution           Above ground mining equipment              405,893            14,064               419,957
     Valley Innovative Mgmt. Ser          Furniture and fixtures                      91,888             3,184                95,072
     Vfl Technology Corporation           Forklifts                                  442,178            15,321               457,500
     Vision Art Design & Animation        Communication equipment                     27,568               955                28,523




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     White Consolidated                   Manufacturing equipment               $     85,246       $     2,954          $     88,199
     System One                           PC's networking                            160,207             5,551               165,758
     Thomson Industries                   Machine tools                               43,248             1,499                44,747
     Home Depot                           Transport trucks                            74,690             2,530                77,221
     Home Depot                           Forklifts                                  739,889            25,092               764,981
     USS Kobe                             Forklifts                                  102,722             3,559               106,281
     USS Kobe                             Forklifts                                   29,283             1,015                30,298
     Thomson Industries                   Machine tools                               43,248             1,499                44,748
     Thomson Industries                   Lathe                                      199,798             6,923               206,721
     Ball Foster                          Trucks                                     259,065             8,785               267,850
     System One                           Relay system                                89,224             3,092                92,315
     Ball Foster                          Forklifts                                  177,381             6,146               183,528
     Ball Foster                          Forklifts                                   63,364             2,196                65,560
     Ball Foster                          Forklifts                                   41,780             1,448                43,228
     Allied Signal                        Computer/semiconductor equipment           146,832             5,033               151,865
     Staples, Inc.                        Copiers                                    333,585            11,559               345,144
     Staples, Inc.                        Copiers                                    129,475             4,486               133,961
     Staples, Inc.                        Copiers                                    125,946             4,364               130,310
     Staples, Inc.                        Copiers                                    205,014             7,104               212,118
     Staples, Inc.                        Copiers                                    337,593            11,698               349,291
     Staples, Inc.                        Copiers                                     38,393             1,330                39,724
     Ball Foster                          Forklifts                                   85,388             2,832                88,221
     Ball Foster                          Front end loader                            58,476             1,922                60,398
     Ball Foster                          Lift trucks                                111,692             3,851               115,543
     Ball Foster                          Forklifts                                   17,064               579                17,643
     Ball Foster                          Lift trucks                                 47,169             1,626                48,795
     Brown Strauss                        Forklift                                    90,641             3,141                93,782
     Pacific Coast                        Forklift                                    46,826             1,623                48,449
     General Motors                       Material handling                           15,259               529                15,787
     General Motors                       Material handling                           30,414             1,054                31,467
     General Motors                       Material handling                           30,199             1,046                31,246
     General Motors                       Material handling                          463,511            16,061               479,572
     General Motors                       Material handling                           37,297             1,292                38,589
     Compsource                           Office furniture                           232,855             7,412               240,268
     In Home Health                       Office furniture & fixtures                 18,013               624                18,637
     In Home Health                       Telephone system                            34,585             1,198                35,783
     International Paper                  Sweepers                                   272,213             9,432               281,645
     International Paper                  Forklift                                    35,045             1,214                36,259
     International Paper                  Loaders                                     52,138             1,807                53,945
     Xerox                                Forklift                                     4,285               148                 4,433




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     Georgetown Steel                     Forklift                              $     26,796       $       928          $     27,724
     In Home Health                       Personal computers                          26,553               920                27,473
     Ball Foster                          Scrubber                                     8,659               290                 8,948
     In Home Health                       Furniture, fixtures & equipment             86,900             3,011                89,912
     General Motors                       Material handling                          632,280            21,909               654,189
     General Motors                       Material handling                          214,665             7,438               222,103
     General Motors                       Material handling                           70,727             2,451                73,177
     General Motors                       Material handling                           59,984             2,078                62,063
     General Motors                       Material handling                          176,911             6,130               183,041
     Ball Foster                          Forklifts                                   53,428             1,812                55,240
     Merritt Ford, Inc.                   Auto alignment equipment                    25,335               878                26,212
     Lakeland Chrysler/Plymouth           Auto alignment equipment                    36,071             1,250                37,321
     E & R, Inc.                          Auto alignment equipment                    29,145             1,010                30,155
     Bickerstaff Imports, Inc.            Auto alignment equipment                    13,837               479                14,317
     Southway Tire and Auto., Inc.        Auto alignment equipment                     8,897               308                 9,205
     Kelley, Donald                       Auto alignment equipment                    12,068               418                12,486
     David Tire Company                   Auto alignment equipment                    22,241               771                23,011
     Bob King Pontiac-GMC, Inc.           Auto alignment equipment                    29,767             1,031                30,799
     Decamps, William L                   Auto alignment equipment                    17,854               619                18,473
     Feurer, Dennis R                     Auto alignment equipment                     8,732               303                 9,035
     Feurer, Dennis R                     Auto alignment equipment                     7,624               264                 7,888
     Tom's Tire & Service Center          Auto alignment equipment                    17,159               595                17,752
     Tom's Tire & Service Center          Auto alignment equipment                     6,285               219                 6,503
     Crystal Ford and Mercury, Inc.       Auto alignment equipment                    17,865               619                18,484
     Kovco                                Auto alignment equipment                    15,069               522                15,591
     Smoky Jennings Chevrolet, Inc.       Auto alignment equipment                    29,539             1,024                30,563
     Whaley, Jane C                       Auto alignment equipment                    19,463               674                20,137
     McKay, Dane                          Auto alignment equipment                    19,752               684                20,437
     Riverside Chrysler Plymouth          Auto alignment equipment                    14,750               511                15,261
     Three Rivers Motor Car Company       Auto alignment equipment                    12,251               425                12,676
     Brickhouse Enterprises, Inc.         Auto alignment equipment                    20,420               708                21,128
     Foote & Davies, Inc.                 Printing press equipment                   770,154            26,686               796,840
     Foote & Davies, Inc.                 Printing press equipment                   997,537            34,565             1,032,102
     J.J. Collins' Sons, Inc.             Printing press equipment                   603,325            20,905               624,231
     Champion Business Forms, Inc.        Printing press equipment                 1,223,706            42,401             1,266,108
     D.L. Phillips Investment Build       Forklifts                                    6,769               235                 7,004
     D.L. Phillips Investment Build       Forklifts                                    7,748               268                 8,016
     Hyplains Beef, L.C                   Forklifts                                    9,342               324                 9,665
     Hyplains Beef, L.C                   Forklifts                                   10,696               371                11,067
     Keystone Consolidated Industries     Forklifts                                   74,037             2,565                76,603




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     National Beef Packing Co.,L.P        Forklifts                             $     39,604       $     1,372          $     40,976
     Scott Company of California          Forklifts                                   18,370               637                19,006
     Scott Company of California          Forklifts                                   35,859             1,243                37,101
     Scott Company of California          Forklifts                                   36,948             1,280                38,229
     Stampede Meat, Inc.                  Forklifts                                    5,590               194                 5,783
     Stampede Meat, Inc.                  Forklifts                                    3,290               114                 3,404
     Stampede Meat, Inc.                  Forklifts                                    2,898               100                 2,998
     Lane Steel, Inc.                     Forklifts                                   31,775             1,101                32,876
     Major Brands, Inc.                   Forklifts                                    3,312               115                 3,427
     Pretech Corporation                  Forklifts                                   37,187             1,289                38,476
     Roadmaster Corporation               Forklifts                                   12,572               436                13,007
     Stampede Meat, Inc.                  Forklifts                                   19,663               681                20,344
     Stampede Meat, Inc.                  Forklifts                                   22,056               764                22,820
     Acme Battery Manufacturing Co.       Forklifts                                    8,437               292                 8,729
     American Laminates, Inc.             Forklifts                                   17,506               607                18,112
     Canoak USA, Inc.                     Forklifts                                   15,910               551                16,461
     Central Air Freight Services         Forklifts                                   12,410               430                12,840
     Ceradyne, Inc.                       Forklifts                                   16,316               565                16,882
     Elmore-Pisgah, Inc.                  Forklifts                                   10,890               377                11,267
     Esselte Pendaflex Corporation        Forklifts                                   33,313             1,154                34,467
     Esselte Pendaflex Corporation        Forklifts                                   32,920             1,141                34,060
     Esselte Pendaflex Corporation        Forklifts                                   45,743             1,585                47,328
     Esselte Pendaflex Corporation        Forklifts                                   32,920             1,141                34,060
     Esselte Pendaflex Corporation        Forklifts                                   43,945             1,523                45,467
     Esselte Pendaflex Corporation        Forklifts                                   35,736             1,238                36,975
     Esselte Pendaflex Corporation        Forklifts                                   54,959             1,904                56,863
     Esselte Pendaflex Corporation        Forklifts                                   14,635               507                15,142
     Esselte Pendaflex Corporation        Forklifts                                   26,601               922                27,523
     Esselte Pendaflex Corporation        Forklifts                                   29,250             1,014                30,264
     Esselte Pendaflex Corporation        Forklifts                                   37,774             1,309                39,083
     Haldex Corporation                   Forklifts                                   11,214               389                11,603
     Iams Company-Heartland Plt           Forklifts                                   15,690               544                16,234
     Interactive Marketing Services       Forklifts                                   16,639               577                17,215
     Kansas Oxide Corporation             Forklifts                                   19,511               676                20,187
     Midstate Construction & Maintenance  Forklifts                                   79,433             2,752                82,185
     North American Packaging Corp.       Forklifts                                    9,952               345                10,299
     Schroeders Wholesale, Inc.           Forklifts                                   12,712               440                13,153
     Sea-lect Wholesale Seafood           Forklifts                                   16,154               560                16,714
     Silverado Foods, Inc.                Forklifts                                   11,005               381                11,386
     Straight-line Water Sports, Inc      Forklifts                                   19,472               675                20,147




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Equipment Purchases, continued
     -------------------

                                                                                                   Acquisition            Total
                                                     Equipment                     Cost of           Fees and           Equipment
           Lessee                                   Description                   Equipment       Reimbursements      Purchase Price
           ------                                   -----------                   ---------       --------------      --------------

     United States Mineral Products       Forklifts                             $     52,712       $     1,826          $     54,538
     The Warehouse, Inc.                  Forklifts                                   16,904               586                17,490
     Basic Vegetable                      Forklifts                                  206,842             7,167               214,009
     Thomson Saginaw                      Material handling                           35,420             1,227                36,647
     In Home Health                       Computer equipment                          36,228             1,255                37,483
     Basic Vegetable                      Lift truck                                  15,698               544                16,242
     In Home Health                       Furniture, fixtures & equipment              5,297               184                 5,481
     Lucent Technologies                  Semiconductor                            1,410,646            48,879             1,459,524
     Ball Foster                          Forklifts                                   94,287             3,267                97,554
     Ball Foster                          Forklifts                                   87,384             3,028                90,412
                                                                                ------------       -----------          ------------

                                                                                $ 33,803,238       $ 1,160,785          $ 34,964,023
                                                                                ============       ===========          ============


     As of September 30, 1996, the general partner had identified $2.2 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the balance of 1996.

4.   Bankrupt Lessee
     ---------------

     Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value under one lease with this lessee was $232,798 at September 30, 1996. Potential outcomes are (i) the lessee affirms its lease and the Partnership collects all rents due under the lease or (ii) the lessee rejects the lease and returns the underlying equipment to the Partnership. If the lease is rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the lease, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of September 30, 1996. Regardless of the lessee's decision to accept or reject the lease, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                  Condensed Statements of                         Condensed Statements of
                                Income for the three months    The effect on     Income for the nine months       The effect on
                                    ended September 30,        net income of        ended September 30,           net income of
                               ----------------------------   changes between   ----------------------------     changes between
                                   1996           1995            periods           1996           1995              periods
                               ------------   -------------  ----------------   --------------  ------------     ---------------
Leasing margin                 $  611,150      $  400,634     $    210,516      $ 1,688,526    $   769,561       $   918,965
Equipment sales margin                  -               -                -          110,831              -           110,831
Interest income                    46,896          64,670          (17,774)         296,484        183,026           113,458
Management fees paid to
   general partner               (109,378)        (54,518)         (54,860)        (262,126)       (94,765)         (167,361)
Direct services from general
    partner                       (23,134)        (22,445)            (689)         (71,698)       (70,544)           (1,154)
General and administrative        (69,717)        (38,197)         (31,520)        (213,163)      (120,841)          (92,322)
Provision for losses                    -               -                -                -       (100,000)          100,000
                               ----------      ----------     ------------      -----------    -----------       -----------

Net income                     $  455,817      $  350,144     $    105,673      $ 1,548,854    $   566,437       $   982,417
                               ==========      ==========     ============      ===========    ===========       ===========



LEASING MARGIN

Leasing margin consists of the following:


                                             Three months ended                    Nine months ended
                                                September 30,                        September 30,
                                       --------------------------------    -------------------------------
                                            1996              1995              1996            1995
                                       --------------    --------------    --------------   --------------

Operating lease rentals                $   4,747,128     $  2,869 053      $  11,281,147    $   4,993,205
Direct finance lease income                  114,170           77,543            303,996          190,005
Depreciation and amortization             (3,712,368)      (2,120,689)        (8,639,565)      (3,760,780)
Interest expense on discounted
 lease rentals                              (537,780)        (425,273)        (1,257,052)        (652,869)
                                       -------------     -------------     -------------    -------------

   Leasing margin                      $     611,150     $    400,634      $   1,688,526    $     769,561
                                       =============     ============      =============    =============

   Leasing margin ratio                          13%              14%                15%              15%
                                                 ==               ==                 ==               ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, continued
---------------------

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                    Three months ended        Nine months ended
                                      September 30,             September 30,
                                 -----------------------   ---------------------
                                    1996         1995         1996        1995
                                 ----------   ----------   ----------   --------

     Equipment sales revenue     $        -   $       -    $ 454,045    $      -
     Cost of equipment sales              -           -     (343,214)          -
                                 ----------   ---------    ---------    --------
        Equipment sales margin   $        -   $       -    $ 110,831    $      -
                                 ==========   =========    =========    ========

INTEREST INCOME

Interest income increased for the nine months ended September 30, 1996 compared to the corresponding period in 1995, due to an increase in invested cash from sales of Class A investment units pending the Partnership's initial acquisition of equipment.

EXPENSES

Management fees and general and administrative expenses increased due to growth in the Partnership's lease portfolio.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, continued
---------------------

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

No provisions for losses were recorded during either the three and nine months ended September 30, 1996 or the three months ended September 30, 1995 because no other-than-temporary losses in the value of equipment were identified in the quarterly assessments of the Partnership's assets.

The provision for losses recorded during the nine months ended September 30, 1995 was related to Grand Palais Riverboat, Inc., a lessee that defaulted under its lease agreement with the Partnership by failing to make a lease payment due on June 1, 1995 and then declared Chapter 11 bankruptcy in July 1995. A provision for loss of $100,000 was recorded during the second quarter of 1995.

The Partnership settled its bankruptcy litigation with Grand Palais Riverboat, Inc. effective June 8, 1996. The settlement agreement provides for the full recovery of the cost of the equipment under lease, as well as legal fees, plus interest. The Partnership has not reversed the $100,000 reserve for this litigation recorded during 1995. Instead, the Partnership has included the $100,000 in an allowance for losses maintained to provide for any future other-than-temporary declines in asset values.


Liquidity & Capital Resources
-----------------------------

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources, continued
-----------------------------

A summary of the Partnership's offering activities for the first nine months of 1996 is presented below:

                                                         Offering activities for
                                                          the nine months ended
                                                           September 30, 1996
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
                                                            ============

The Partnership was formed on November 2, 1993. On April 18, 1994, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit. On June 14, 1994, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. A summary of the Partnership's offering activities from the commencement of operations to September 30, 1996 is presented below:

                                                    Offering activities from the
                                                     Commencement of Operations
                                                           (June 14, 1994)
                                                        to September 30, 1996
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

Liquidity & Capital Resources, continued
-----------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Cash available for purchases of equipment under lease and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

The Partnership purchased equipment under lease during the nine months ended September 30, 1996 with a total acquisition cost of $34,964,023. All such equipment was purchased from Capital Associates International, Inc. ("CAII"), the Class B limited partner and an affiliate of the general partner. As of September 30, 1996, the general partner had identified $2.2 million of additional equipment that satisfied the Partnership's acquisition criteria that is expected to be acquired during the remainder of 1996.

During June 1995, CAII and the Partnership entered into an agreement with a lender to debt finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Partnership's financing obligations are collateralized by the leased equipment and related rentals, and the Partnership has no recourse liability to the lender for repayment of debt. In addition, this securitized debt vehicle provides an attractive interest rate. Aggregate closings through September 30, 1996 were $10.2 million for the Partnership.

During the nine months ended September 30, 1996, the Partnership declared distributions to the partners of $3,781,058 ($445,053 of which was paid during October 1996). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CAPITAL PREFERRED YIELD FUND-III, L.P.

                                  By:  CAI Equipment Leasing IV Corp.


Dated:  October 30, 1996          By:  /s/John E. Christensen
                                       ----------------------
                                       John E. Christensen
                                       Senior Vice President,
                                       Chief Administrative Officer and Director