Form 10-K
period 1996-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1997-03-10
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission file number 33-44158


                        CAPITAL PREFERRED YIELD FUND-III
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 84-1248907
     (State of organization)             (I.R.S. Employer Identification Number)

7175 W. JEFFERSON AVENUE, LAKEWOOD, COLORADO             80235
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (303) 980-1000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                        Exhibit Index Appears on Page 45

                               PAGE 1 OF 46 PAGES

Item 1.  Business
         --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp., a Colorado corporation and an affiliate of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for the Class B limited partner interest, the Class B limited partner was required to contribute cash in the amount of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. In addition, the Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of the Class B limited partner were made simultaneously with the purchase of equipment by the Partnership. As of December 31, 1996, CAII contributed $500,000 to the Partnership making CAII the largest single investor in the Partnership.

The Partnership commenced business operations on June 14, 1994. The Partnership reached its goal of selling a maximum of 500,000 Class A limited partner units on April 10, 1996. A summary of the Partnership's offering activities is presented below:


                                              Class A                           Sales
                                              Limited          Number           Gross           Commissions            Net
                                              Partner            of            Offering         and Offering         Offering
                                             Units Sold       Investors        Proceeds           Expenses           Proceeds
                                             ----------       ---------      ------------       ------------        ------------

Year ended December 31, 1994                   130,993            990        $ 13,099,253        $ 1,888,566        $ 11,210,687
Year ended December 31, 1995                   252,777          1,300          25,277,699          3,607,116          21,670,583
Year ended December 31, 1996                   116,230          2,685          11,623,048          1,688,920           9,934,128
                                               -------          -----       -------------       ------------      --------------

          Totals                               500,000          4,975        $ 50,000,000        $ 7,184,602        $ 42,815,398
                                               =======          =====        ============        ===========        ============


The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A limited partners during the reinvestment period (a period that ends approximately June 30, 2000); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue- generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within one to three years of the end of the reinvestment period.

         --------

During 1996, the Partnership acquired capital equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment was generally comprised of (among others), material handling equipment, computer and peripheral equipment, industrial equipment, furniture and fixtures, telecommunications equipment, and research and development equipment. See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1996. The Partnership expects that a majority of the equipment purchased during 1997 will be similar in nature to that mentioned above.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. This non-recourse debt financing will be utilized to finance the purchase of equipment under lease or to invest the proceeds therefrom in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

During 1996, the Partnership leased equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 69% of the Partnership's total equipment under lease was leased to investment grade lessees as of December 31, 1996. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership may limit its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to provide additional investment income from its re-lease or ultimate sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

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

         --------

The Partnership has no employees. The officers, directors and employees of the general partner and its affiliates perform services on behalf of the Partnership. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions," which are incorporated herein by reference.

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities will enable it to continue to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total rental revenue of Partnership during 1996.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2011. However, the general partner anticipates that all equipment will be sold prior to that date and that the Partnership will be liquidated earlier.


Item 2.  Properties
         ----------

Per the Partnership Agreement, the Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business," which is incorporated herein by reference.


Item 3.  Legal Proceedings
         -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.

Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         ----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's limited partner units and general partner units are not publicly traded. There is no established public trading market for such units and none is expected to develop.


(b)          As of December 31, 1996, the number of limited partners was 4,968.


(c)          Distributions
             -------------

             During 1996, the Partnership made twelve (12) distributions (a substantial portion of which constituted a return of capital) to Class A limited partners as follows:


                                                        Distributions Per
                                                        $100 Investment
                  For the                Payment         (computed on            Total
               Period Ended            made during      weighted average)    Distributions
               ------------            -----------      -----------------    -------------


             December 31, 1995        January 1996           $ 0.875           $    313,566
             January 31, 1996         February 1996            0.875                345,254
             February 28, 1996        March 1996               0.875                376,218
             March 31, 1996           April 1996               0.875                414,345
             April 30, 1996           May 1996                 0.875                434,253
             May 31, 1996             June 1996                0.875                435,339
             June 30, 1996            July 1996                0.875                436,957
             July 31, 1996            August 1996              0.875                435,339
             August 31, 1996          September 1996           0.875                434,827
             September 30, 1996       October 1996             0.875                436,228
             October 31, 1996         November 1996            0.875                434,346
             November 30, 1996        December 1996            0.875                433,908
                                                             -------           ------------
                                                             $ 10.50           $  4,930,580
                                                             =======           ============


             A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a leasing partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

Item 5.  Market for the  Partnership's  Common  Equity and  Related  Stockholder
         ----------------------------------------------------------------------
         Matters, continued
         -------

             The distribution for the month ended December 31, 1996, totaling $435,790, was paid to the Class A limited partners on January 4, 1997. Distributions to the general partner and Class B limited partner during 1996 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

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

             During 1995, the Partnership made twelve (12) distributions (a substantial portion of which constituted a return of capital) to Class A limited partners as follows:


                                                        Distributions Per
                                                        $100 Investment
                  For the                Payment         (computed on            Total
               Period Ended            made during      weighted average)    Distributions
               ------------            -----------      -----------------    -------------


             December 31, 1994        January 1995          $ 0.875            $    100,629
             January 31, 1995         February 1995           0.875                 120,915
             February 28, 1995        March 1995              0.875                 141,950
             March 31, 1995           April 1995              0.875                 164,318
             April 30, 1995           May 1995                0.875                 180,853
             May 31, 1995             June 1995               0.875                 199,626
             June 30, 1995            July 1995               0.875                 217,423
             July 31, 1995            August 1995             0.875                 232,032
             August 31, 1995          September 1995          0.875                 246,432
             September 30, 1995       October 1995            0.875                 260,734
             October 31, 1995         November 1995           0.875                 279,394
             November 30, 1995        December 1995           0.875                 296,927
                                                            -------            ------------

                                                            $ 10.50            $  2,441,233
                                                            =======            ============

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to 1996, 1995 and 1994. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere herein.


                                                                Years ended December 31,
                                                     ----------------------------------------
                                                          1996          1995          1994*
                                                          ----          ----          ----

Total revenue                                        $ 17,245,131   $ 8,195,180   $   512,864
Net income                                              2,074,001       553,710        42,939
Net income per weighted average Class A
  limited partner unit outstanding                           4.13          1.91          0.27
Total assets                                           63,125,629    48,463,584    12,365,947
Discounted lease rentals                               23,437,868    16,863,892     1,159,380
Distributions declared to Class A limited partners      5,052,804     2,660,332       451,009
Distributions declared per weighted average
  Class A limited partner unit outstanding                  10.52         10.48          5.88


       *For the period from June 14, 1994 (commencement of operations) to
                               December 31, 1994


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income.

                                                      Condensed                              Condensed
                                                 Statements of Income                   Statements of Income
                                                   for the years        The effect on      for the years         The effect on
                                                 ended December 31,     net income of    ended December 31,      net income of
                                            -------------------------     changes     -------------------------     changes
                                               1996           1995      between years     1995         1994*     between years
                                            -----------   -----------   ------------- -----------   -----------  -------------


      Leasing margin                        $ 2,442,000   $ 1,044,113   $ 1,397,887   $ 1,044,113   $    66,108   $   978,005
      Equipment sales margin                    110,831             -       110,831             -             -             -
      Interest income                           320,679       238,293        82,386       238,293       102,583       135,710
      Provision for losses                      (50,000)     (275,000)      225,000      (275,000)            -      (275,000)
      Management fees paid to general
        partner                                (390,559)     (156,351)     (234,208)     (156,351)       (7,056)     (149,295)
      Direct services from general partner      (93,690)      (93,598)          (92)      (93,598)      (36,875)      (56,723)
      General and administrative               (265,260)     (203,747)      (61,513)     (203,747)      (81,821)     (121,926)
                                            -----------   -----------   -----------   -----------   -----------   -----------
             Net income                     $ 2,074,001   $   553,710   $ 1,520,291   $   553,710   $    42,939   $   510,771
                                            ===========   ===========   ===========   ===========   ===========   ===========


       *For the period from June 14, 1994 (commencement of operations) to
                               December 31, 1994

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

LEASING MARGIN

Leasing margin consists of the following:


                                                           Years ended December 31,
                                               ----------------------------------------------
                                                    1996             1995            1994*
                                                    ----             ----            ----

Operating lease rentals                        $ 16,399,312     $  7,683,820     $    402,415
Direct finance lease income                         414,309          273,067            7,866
Depreciation and amortization                   (12,585,981)      (5,895,602)        (321,561)
Interest expense on discounted lease rentals     (1,785,640)      (1,017,172)         (22,612)
                                               ------------     ------------     ------------

  Leasing margin                               $  2,442,000     $  1,044,113     $     66,108
                                               ============     ============     ============

  Leasing margin ratio                                   15%              13%              16%
                                               ============     ============     ============


       * For the period from June 14, 1994 (commencement of operations) to
                               December 31, 1994.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:
                                           Year ended December 31, 1996
                                           ----------------------------

Equipment sale revenue                             $   454,045
Cost of equipment sales                               (343,214)
                                                   -----------
Equipment sales margin                             $   110,831
                                                   ===========

The Partnership is in the reinvestment period. Currently, a portion of the Partnership's initial leases are expiring and equipment is being remarketed (i.e., re-leased or sold to either the original lessee or a third party) and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------


INTEREST INCOME

Interest income increased due to an increase in invested cash from sales of Class A investment units pending the Partnership's initial acquisition of equipment.


EXPENSES

Management   fees,   direct  services  from  general  partner  and  general  and administrative expenses increased due to growth in the Partnership's lease portfolio.


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

The provision for losses recorded during the fourth quarter of 1996 was primarily for a deficiency resulting from a lessee default under a note secured by a high pressure cleaning unit under lease to the lessee. Although the lessee has not filed for bankruptcy, they have discontinued their operations and have ceased making rental payments. The equipment was repossessed and sold by the lender pursuant to the terms of the non-recourse debt agreement. The sale of the equipment went toward retiring the debt and the general partner believes it is unlikely that the deficiency will be recovered.

The provision for losses recorded during 1995 was related to two lessees that filed for bankruptcy protection.

Liquidity and Capital Resources
-------------------------------

The Partnership reached its goal of $50 million in unit sales to Class A limited partners on April 10, 1996.

A summary of the Partnership's offering activities for the year ended December 31, 1996 is presented below:


                                                                           Offering activities for the
                                                                           year ended December 31, 1996
                                                                           ----------------------------

     Class A limited partner units sold                                                       116,230
                                                                                        =============

     Gross offering proceeds                                                            $  11,623,048
     Sales commissions                                                                     (1,162,305)
     Non-accountable organization and offering expenses reimbursement                        (464,922)
     Due diligence expenses                                                                   (61,693)
                                                                                        -------------

         Net offering proceeds                                                          $   9,934,128
                                                                                        =============

     Class B limited partner (CAII) cash contribution                                   $     130,000
                                                                                        =============


The Partnership was formed on November 2, 1993. On April 18, 1994, the Partnership commenced offering 500,000 Class A limited partner units at $100 per unit. On June 14, 1994, the Partnership held its initial closing, receiving gross offering proceeds of $1,200,000 from the sale of 12,000 Class A limited partner units. A summary of the Partnership's offering activities from the commencement of operations to December 31, 1996 is presented below:

                                                                              Offering activities from the
                                                                               Commencement of Operations
                                                                                    (June 14, 1994)
                                                                                  to December 31, 1996
                                                                              ----------------------------

     Class A limited partner units sold                                                      500,000
                                                                                        ============
     Gross offering proceeds                                                            $ 50,000,000
     Sales commissions                                                                    (5,000,000)
     Non-accountable organization and offering expenses reimbursement                     (2,000,000)
     Due diligence expenses                                                                 (184,602)
                                                                                        -------------

         Net offering proceeds                                                          $ 42,815,398
                                                                                        ============

     Class B limited partner (CAII) cash contribution                                   $    500,000
                                                                                        ============


The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

-----------------------------

During 1996, 1995 and 1994, the Partnership acquired equipment subject to leases with a total equipment purchase price of $35,688,393, $36,496,213, and $11,067,496, respectively. Also, during 1996 and 1995 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $4,767,017 and $15,969,859, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During June 1995, CAII and the Partnership entered into an agreement with a lender to debt finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Partnership's financing obligations are collateralized by the leased equipment and related rentals, and the Partnership has no recourse liability to the lender for repayment of debt. In addition, this securitized debt vehicle provides an attractive interest rate. Aggregate closings through December 31, 1996 were $10.3 million for the Partnership.

During 1996, 1995 and 1994 the Partnership declared distributions to the partners of $5,154,680, $2,712,186 and $453,996, respectively. A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 1997, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), on their capital contributions, and
(3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
         Financial Statements
         --------------------

           Independent Auditors' Report                                     13

           Balance Sheets at December 31, 1996 and 1995                     14

           Statements of Income for the years ended December 31,
             1996,  1995  and the  period  from  June  14,  1994
             (commencement of operations)
             through December 31, 1994                                      15

           Statements of Partners' Capital for the years ended
             December 31, 1996, 1995 and the period from
             June 14, 1994 (commencement of operations)
             through December 31, 1994                                      16

           Statements of Cash Flows for the years ended December
             31,  1996,  1995 and the period  from June 14, 1994
             (commencement of operations)
             through December 31, 1994                                     17-18

           Notes to Financial Statements                                   19-29



         Financial Statement Schedule
         ----------------------------

           Independent Auditors' Report                                     30

           Schedule II - Valuation and Qualifying Accounts                  31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1996 and the period from June 14, 1994 (commencement of operations) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996 and the period from June 14, 1994 (commencement of operations) to December 31, 1994 and in conformity with generally accepted accounting principles.

                                      /s/KPMG Peat Marwick LLP
                                      --------------------------
                                      KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS


                                     ASSETS


                                                                                   December 31,  December 31,
                                                                                       1996           1995
                                                                                   ------------  ------------

Cash and cash equivalents                                                           $   798,140   $ 6,774,071
Accounts receivable                                                                     883,201     1,366,351
Receivable from affiliates                                                               42,691             -
Net investment in direct finance leases                                               5,479,265     4,294,046
Leased equipment, net                                                                55,261,435    35,943,402
Deferred financing costs                                                                  6,577        85,714
                                                                                    -----------   -----------

    Total assets                                                                    $62,471,309   $48,463,584
                                                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                                        $   684,684   $   401,786
    Payable to affiliates                                                                54,351       106,196
    Rents received in advance                                                           461,450       236,186
    Distributions payable to partners                                                   444,611       319,907
    Discounted lease rentals                                                         23,437,868    16,863,892
                                                                                    -----------   -----------

    Total liabilities                                                                25,082,964    17,927,967
                                                                                    -----------   -----------

Partners' capital:
    General partner                                                                           -             -
    Limited partners:
          Class A 500,000 units authorized; 496,660 and 382,115 units
             issued and outstanding in 1996 and 1995, respectively                   36,936,407    30,183,575
          Class B                                                                       451,938       352,042
                                                                                    -----------   -----------

                  Total partners' capital                                            37,388,345    30,535,617
                                                                                    -----------   -----------

                  Total liabilities and partners' capital                           $62,471,309   $48,463,584
                                                                                    ===========   ===========


                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME


                                                                              For the period
                                                                             from June 14, 1994
                                                                              (commencement of
                                                                               operations) to
                                                 December 31,  December 31,      December 31,
                                                     1996          1995            1994
                                                 ------------  ------------  ------------------

REVENUE:
    Operating lease rentals                       $16,399,312   $ 7,683,820     $   402,415
    Direct finance lease income                       414,309       273,067           7,866
    Equipment sales margin                            110,831             -               -
    Interest income                                   320,679       238,293         102,583
                                                  -----------   -----------     -----------

          Total revenue                            17,245,131     8,195,180         512,864
                                                  -----------   -----------     -----------

EXPENSES:
    Depreciation and amortization                  12,585,981     5,895,602         321,561
    Management fees payable to general partner        390,559       156,351           7,056
    Direct services from general partner               93,690        93,598          36,875
    General and administrative                        265,260       203,747          81,821
    Interest on discounted lease rentals            1,785,640     1,017,172          22,612
    Provision for losses                               50,000       275,000               -
                                                  -----------   -----------     -----------
             Total expenses                        15,171,130     7,641,470         469,925
                                                  -----------   -----------     -----------

Net income                                        $ 2,074,001   $   553,710     $    42,939
                                                  ===========   ===========     ===========

Net income allocated:
    To the general partner                        $    68,376   $    64,746     $    21,772
    To the Class A limited partners                 1,985,340       483,976          20,934
    To the Class B limited partner                     20,285         4,988             233
                                                  -----------   -----------     -----------

                                                  $ 2,074,001   $   553,710     $    42,939
                                                  ===========   ===========     ===========

Net income per weighted average Class A limited
    partner unit outstanding                      $      4.13   $      1.91     $      0.27
                                                  ===========   ===========     ===========

Weighted average Class A limited partner
    units outstanding                                 480,456       253,759          76,646
                                                  ===========   ===========     ===========





                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
         For the year ended December 31, 1996, 1995 and the period from
                   June 14, 1994 (commencement of operations)
                            through December 31, 1994



                                                                       Class A
                                                                       Limited         Class A          Class B
                                                       General         Partner         Limited          Limited
                                                       Partner          Units          Partners         Partner           Total
                                                       -------         -------         --------         -------           -----

Capital contributions                              $        100          130,993     $ 13,099,253     $    130,000     $ 13,229,353
Commissions and offering costs on
  sale of Class A limited partner units                 (18,885)               -       (1,869,681)               -       (1,888,566)
Net income                                               21,772                -           20,934              233           42,939
Distributions declared to partners                       (2,987)               -         (451,009)               -         (453,996)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital, December 31, 1994                          -          130,993       10,799,497          130,233       10,929,730

Capital contributions                                         -          252,777       25,277,699          240,000       25,517,699
Commissions and offering costs on
  sale of Class A limited partner units                 (36,071)               -       (3,571,045)               -       (3,607,116)
Redemptions                                                   -           (1,655)        (146,220)               -         (146,220)
Net income                                               64,746                -          483,976            4,988          553,710
Distributions declared to partners                      (28,675)               -       (2,660,332)         (23,179)      (2,712,186)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital, December 31, 1995                          -          382,115       30,183,575          352,042       30,535,617

Capital contributions                                         -          116,230       11,623,048          130,000       11,753,048
Commissions and offering costs on
  sale of Class A limited partner units                 (16,889)               -       (1,672,031)               -       (1,688,920)
Redemptions                                                   -           (1,685)        (130,721)               -         (130,721)
Net income                                               68,376                -        1,985,340           20,285        2,074,001
Distributions declared to partners                      (51,487)               -       (5,052,804)         (50,389)      (5,154,680)
                                                   ------------     ------------     ------------     ------------     ------------

Partners' capital, December 31, 1996              $           -          496,660     $ 36,936,407     $    451,938     $ 37,388,345
                                                   ============     ============     ============     ============     ============





                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS

                                                                                                                 For the period from
                                                                                                                     June 14, 1994
                                                                                                                    (commencement of
                                                                                                                       operations)
                                                                                 December 31,       December 31,     to December 31,
                                                                                     1996               1995               1994
                                                                                 ------------       -----------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  2,074,001       $    553,710       $     42,939
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                12,585,981          5,895,602            321,561
      Provision for losses                                                             50,000            275,000                  -
      Cost of equipment sales                                                         343,214                  -                  -
      Recovery of investment in direct finance leases                               2,204,916            737,285             32,107
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                   484,435         (1,231,163)           (76,646)
         (Increase) decrease in receivable from affiliates                            (42,691)            19,917            (19,917)
         Increase in accounts payable and accrued liabilities                         282,898            282,983            118,803
         Increase (decrease) in payable to affiliates                                 (51,845)            16,301             13,924
         Increase in rents received in advance                                        225,264            229,446              6,740
         (Increase) decrease in deferred financing costs                               79,137            (85,714)                 -
                                                                                 ------------       ------------       ------------
Net cash provided by operating activities                                          18,235,310          6,693,367            439,511
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment on operating leases from affiliate                     (23,483,867)       (29,208,749)        (9,546,159)
    Investment in direct financing leases, acquired from affiliates                  (836,057)        (4,602,039)          (287,857)
                                                                                 ------------       ------------       ------------
Net cash used in investing activities                                             (24,319,924)       (33,810,788)        (9,834,016)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Class A capital contributions                                    11,623,048         25,277,699         13,099,353
    Proceeds from Class B capital contributions                                       130,000            240,000            130,000
    Proceeds from discounted lease rentals                                          4,767,017         15,969,859                  -
    Principal payments on discounted lease rentals                                 (9,561,511)        (2,950,770)           (74,100)
    Redemptions                                                                      (130,721)          (146,220)                 -
    Commissions paid to affiliate in connection with the sale of
      Class A limited partner units                                                (1,162,305)        (2,500,740)        (1,294,805)
    Non-accountable organization and offering expenses
      reimbursement paid to the general partner in
      connection with the sale of Class A limited partner units                      (526,615)        (1,064,160)          (560,006)
    Distributions to partners                                                      (5,030,230)        (2,489,733)          (350,380)
                                                                                 ------------       ------------       ------------
Net cash provided by financing activities                                             108,683         32,335,935         10,950,062
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (5,975,931)         5,218,514          1,555,557
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    6,774,071          1,555,557                  -
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    798,140       $  6,774,071       $  1,555,557
                                                                                 ============       ============       ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                                   (continued)


                                                                                                                 For the period from
                                                                                                                     June 14, 1994
                                                                                                                    (commencement of
                                                                                                                       operations)
                                                                                 December 31,       December 31,     to December 31,
                                                                                     1996               1995               1994
                                                                                 ------------       -----------  -------------------

Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                                    $ 1,785,640        $ 1,017,172         $    22,612
Supplemental disclosure of noncash investing and
  financing activities:
    Reduction in Partner's capital accounts for commissions
      and offering costs payable to affiliates                                             -             42,217              33,754
    Discounted lease rentals assumed in equipment acquisitions                    11,368,469          2,685,425           1,233,480





























                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       Organization

       Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the
       "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All Partnership equipment is expected to be sold and the Partnership liquidated between 2000 and 2003. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Capital Associates, Inc. ("CAI").

       The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership commenced business operations on June 14, 1994, and from the date of commencement of operations through December 31, 1996, 500,000 Class A limited partner units were sold to 4,968 investors at a price of $100 per Class A limited partner unit.

       Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner is required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units. As of December 31, 1996, CAII has contributed $500,000 to the Partnership.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

       Partnership Allocations

          Cash Distributions
          ------------------

          During  the  Reinvestment   Period  (as  defined  in  the  Partnership
          Agreement), available cash is distributed to the partners as follows:

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       Partnership Allocations, continued

          Cash Distributions, continued
          ------------------

              First, 1.0% to the general partner and 99.0% to the Class A limited partners until the class A limited partners receive annual, non-compounded cumulative distributions equal to 10.5% of their contributed capital.

              Second, 1.0% to the general partner and 99.0% to the Class B limited partner until the Class B limited partner receives annual non-compounded cumulative distributions equal to 10.5% of its contributed capital.

              Third,  any  remaining   available  cash  will  be  reinvested  or
              distributed to the partners as specified in the Partnership Agreement.

          After  the   Reinvestment   Period  (as  defined  in  the  Partnership
          Agreement), available cash will be distributed to the partners as follows:

              First, in accordance with the first and second allocations during the Reinvestment Period as described above.

              Second, 99.0% to the Class A limited partners and 1.0% to the general partner, until the Class A limited partners achieve Payout (as defined in the Partnership Agreement).

              Third, 99.0% to the Class B limited partner, 1.0% to the general partner, until the Class B limited partner achieves Payout (as defined in the Partnership Agreement).

              Fourth, 99.0% to the Class A and Class B limited partners (as a class) and 1.0% to the general partner, until the Class A and Class B limited partners receive cash distributions equal to 170% of their capital contributions.

          Thereafter, 90% to the Class A and Class B limited partners (as a class) and 10% to the general partner.

          Profits and Losses
          ------------------

          There  are  several  special  allocations  that  precede  the  general
          allocations   of  profits  and  losses  to  the  partners.   The  most
          significant special allocations are as follows:

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

          Profits and Losses (continued)
          ------------------

              First, commissions and expenses paid in connection with the sale of Class A limited partner units are allocated 1.0% to the general partner and 99.0% to the Class A limited partners.

              Second, depreciation relating to Partnership equipment and any losses resulting from the sale of equipment are generally allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively) until the cumulative amount of such depreciation and such losses allocated to each limited partner equals such limited partner's contributed capital reduced by commissions and other expenses paid in connection with the sale of Class A limited partner units allocated to such partner. Thereafter, gain on sale of equipment, if any, will be allocated to the general partner in an amount equal to the sum of depreciation and loss on sale of equipment previously allocated to the general partner.

              Third, notwithstanding anything in the Partnership Agreement to the contrary, and before any other allocation is made, items of income and gain for the current year (or period) shall be allocated, as quickly as possible, to the general partner to the extent of any deficit balance existing in the general partner's capital account as of the close of the immediately preceding year, in order to restore the balance in the general partner's capital account to zero.

          After giving effect to special allocations, profits (as defined in the Partnership Agreement) are first allocated in proportion to, and to the extent of, any previous losses, in reverse chronological order and priority. Any remaining profits are allocated in the same order and priority as cash distributions.

          After giving effect to special allocations, losses (as defined in the Partnership Agreement) are allocated in proportion to, and to the extent of, any previous profits, in reverse chronological order and priority. Any remaining losses are allocated 1.0% to the general partner and 99.0% to the limited partners (shared 99.0%/1.0% by the Class A and Class B limited partners, respectively).

       Financial Reporting
       -------------------

          For  financial  reporting  purposes,  net income is  allocated  to the
          partners  in  a  manner   consistent   with  the  allocation  of  cash
          distributions.

       Recently Issued Financial Accounting Standards

          The Partnership adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"), effective January 1, 1996. SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

 1.    Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       Recently Issued Financial Accounting Standards, continued

          events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate. The adoption of this statement did not have a material effect on the Partnership's financial condition or results of operations.

       Lease Accounting

          Statement of Financial Accounting Standards No. 13, Accounting for Leases, requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases which transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

       The Partnership's accounting methods and their financial reporting effects are described below.

       Net Investment in Direct Financing Leases ("DFLs")

          The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------


       Equipment on Operating Leases ("OLs")

          The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease (which in certain circumstances includes anticipated re-lease proceeds), as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.


       Nonrecourse Discounting of Rentals

          The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.


       Allowance for Losses

          An allowance for losses is maintained at levels determined by the general partner to adequately provide for any other-than-temporary declines in asset values. In determining losses, economic conditions, the activity in the used equipment markets, the effect of actions by equipment manufacturers, the financial condition of lessees, the expected courses of action by lessees with regard to leased equipment at termination of the initial lease term, and other factors which the general partner believes are relevant, are considered. Asset chargeoffs are recorded upon the termination or remarketing of the underlying assets. The lease portfolio is reviewed quarterly to determine the adequacy of the allowance for losses.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------


       Transactions Subsequent to Initial Lease Termination

          After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Financing Leases" and "Equipment on Operating Leases" above.


       Income Taxes

          No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax return of the individual partners.


       Cash Equivalents

          The Partnership considers  short-term,  highly liquid investments that
          are  readily   convertible  to  known  amounts  of  cash  to  be  cash
          equivalents.

          Cash equivalents of $746,511 and $6,129,000 at December 31, 1996 and 1995, respectively, are comprised of an investment in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.


       Deferred Financing Costs

          Deferred financing costs, which were incurred by the Partnership in connection with an agreement with a lender to debt finance lease rentals, are charged ratably to operations as additional interest expense over the expected life of the underlying indebtedness.


       Net Income Per Class A Limited Partner Unit

          Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

2.     Net Investment in Direct Financing Leases
       -----------------------------------------

       The components of the net investment in direct finance leases as of December 31, 1996 and 1995 were:

                                                         1996           1995
                                                      -----------   -----------

       Minimum lease payments receivable              $ 5,340,323   $ 4,578,583
       Estimated residual values                          749,760       399,190
       Less unearned income                              (610,818)     (683,727)
                                                      -----------   -----------
              Total                                   $ 5,479,265   $ 4,294,046
                                                      ===========   ===========

3.     Leased Equipment
       ----------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, 1996 and 1995 were:
                                                     1996              1995
                                                 --------------    ------------

       Transportation and industrial equipment   $   47,672,965    $ 28,559,213
       Computers and peripherals                     12,437,727       8,385,064
       Furniture, fixtures and equipment             13,329,611       4,976,613
       Other                                            657,330         514,675
                                                 --------------    ------------
                                                     74,097,633      42,435,565
       Less accumulated depreciation                (18,658,399)     (6,217,163)
       Allowance for losses                            (177,799)       (275,000)
                                                 --------------    -------------
                                                 $   55,261,435    $ 35,943,402
                                                 ==============    ============

       Depreciation expense for 1996, 1995 and 1994 was $12,585,981,  $5,895,602 and $321,561, respectively.

4.     Future Minimum Lease Payments
       -----------------------------

       Future minimum lease payments receivable from noncancelable leases as of December 31, 1996 are:

          Years Ending December 31                       DFLs          OLs
          ------------------------                       ----          ---

                  1997                                $ 2,559,652  $ 17,185,667
                  1998                                  1,506,699    12,021,012
                  1999                                  1,138,012     7,313,606
                  2000                                    134,024     2,805,128
                  2001                                      1,936       782,883
                  Thereafter                                   -        640,214
                                                      ----------  -------------
                           Total                      $ 5,340,323  $ 40,748,510
                                                      ===========  ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.     Discounted Lease Rentals
       ------------------------

       Discounted lease rentals outstanding at December 31, 1996 bear interest at rates primarily ranging between 6.00% and 10.75%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31
          ------------------------

                  1997                                $ 11,016,766
                  1998                                   7,266,530
                  1999                                   4,348,795
                  2000                                     716,761
                  2001                                      81,534
                  Thereafter                                 7,482
                                                      ------------

                                   Total              $ 23,437,868
                                                      ============


6.     Transactions With the General Partner and Affiliates
       ----------------------------------------------------

          Sales Commissions and Offering Costs
          ------------------------------------

          Under the terms of the Partnership Agreement, CAI Securities Corporation, an affiliate of the general partner, is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which are paid to participating broker-dealers. During 1996, 1995 and 1994, CAI Securities Corporation earned commissions and fees in the amount of $1,162,305, $2,527,770 and $1,309,925, of which $991,974, $2,188,649
          and   $1,124,052,    respectively,    was   paid   to    participating
          broker-dealers.

          As provided in the Partnership Agreement, the general partner earned $464,922, $1,011,108 and $523,970, as reimbursement for expenses incurred during 1996, 1995 and 1994, respectively, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received $61,693, $68,238 and $54,672, as reimbursement for due diligence expenses incurred during 1996, 1995 and 1994, respectively.


          Capital Contributions
          ---------------------

          Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $130,000, $240,000 and $130,000, during 1996, 1995 and 1994, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.     Transactions With the General Partner and Affiliates, continued
       ----------------------------------------------------

          Origination Fee and Evaluation Fee
          ----------------------------------

          The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled $1,184,888, $1,209,816 and $374,040 in 1996, 1995 and 1994, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


          Management Fees
          ---------------

          The general partner receives management fees as compensation for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. Such fees totaled $390,559, $156,351 and 7,056 for 1996, 1995 and 1994, respectively.


          Direct Services
          ---------------

          The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Such reimbursements totaled $93,690, $93,598 and $36,875 during 1996, 1995 and 1994, respectively.


          Equipment Purchases
          -------------------

          The Partnership purchased equipment from CAII, with a total purchase price of $35,688,393, $36,496,213 and $11,067,496 (including
          $11,368,469,  $2,685,425 and  $1,233,480 of discounted  lease rentals)
          during 1996, 1995 and 1994, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.     Transactions With the General Partner and Affiliates, continued
       ----------------------------------------------------

          Payable to Affiliates
          ---------------------

          Payable to affiliates of $54,351 and $106,196 during 1996 and 1995, respectively, consists of direct services, management fees, sales commissions, wholesaling fees and organization and offering expense reimbursements with respect to Class A limited partner units payable to the general partner and its affiliates.

          Receivable from Affiliates
          --------------------------

          Receivable from affiliates represents deferred financing costs for a lender financing agreement charged proportionately to affiliates.


7.     Tax Information (Unaudited)
       ---------------------------

       The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                                                          1996          1995
                                                                                    ------------    ------------

        Net income per financial statements                                         $  2,074,001    $    553,710
        Direct financing leases                                                        2,192,802         737,287
        Depreciation                                                                  (6,587,214)     (3,820,726)
        Provision for losses                                                              50,000         275,000
        Other                                                                            595,201         (24,469)
                                                                                    ------------    ------------
        Partnership income for federal income tax purposes                          $ (1,675,210)   $ (2,279,198)
                                                                                    ============    ============


        The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:


                                                                                         1996           1995
                                                                                    ------------    ------------

        Partners' capital per financial statements                                  $ 37,388,345    $ 30,535,617
        Commissions and offering costs                                                 7,184,603       5,495,683
        Direct financing leases                                                        2,962,196         769,394
        Depreciation                                                                 (10,906,852)     (4,319,638)
        Provision for losses                                                             325,000         275,000
        Other                                                                            582,258          (8,487)
                                                                                    ------------    ------------
        Partners' capital for federal income tax purposes                           $ 37,535,550    $ 32,747,569
                                                                                    ============    ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

8.     Concentration of Credit Risk
       ----------------------------

       Approximately 69% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

9.     Bankrupt Lessee
       ---------------

       Anchor Glass filed for protection under Chapter 11 of the bankruptcy code on September 13, 1996. The aggregate net book value with this lessee was $232,887 at December 31, 1996. Potential outcomes are (i) the lessee affirms its lease and the Partnership collects all rents due under the lease or (ii) the lessee rejects the lease and returns the underlying equipment to the Partnership. If the lease is rejected and the equipment is returned to the Partnership or sold to a third party, it is possible that remarketing proceeds will be less than the net book value of the equipment. However, if the lessee affirms the lease, the Partnership would not be subject to a loss. The lessee has not made its intentions known at this time and, accordingly, the amount of loss, if any, cannot be determined as of December 31, 1996. Regardless of the lessee's decision to accept or reject the lease, the general partner believes that the ultimate outcome will not have a material adverse impact on the Partnership's financial position or results of operations.


10.    Disclosures about Fair Value of Financial Instruments
       -----------------------------------------------------

       Statement of Financial Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1996 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

       As of December 31, 1996, discounted lease rentals of $23,437,868 had a fair value of $22,995,187. The fair value was estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

Under date of January 31, 1997, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1996 and the period from June 14, 1994 (commencement of operations) to December 31, 1994, as contained in the Partnership's annual report on Form 10-K for the year 1996. In connection with our audits and of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/KPMG Peat Marwick LLP
                                      --------------------------
                                      KPMG PEAT MARWICK LLP

Denver, Colorado
January 31, 1997

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Year and Period Ended December 31, 1996 and 1995



COLUMN A                                          COLUMN B                COLUMN C                COLUMN D         COLUMN E
--------                                          --------      -----------------------------     --------         --------
                                                                                Additions
                                                 Balance at     Additions       (deductions)                        Balance
                                                 beginning      charged to       charged to                          at end
Classification                                   of period      expenses       other accounts    Deductions        of period
--------------                                   ----------     ----------     --------------    ----------        ---------

     1996
---------------------

Allowance for losses:
  Equipment on operating leases                  $ 275,000      $  50,000      $     1,331      $   (148,532)     $ 177,799
                                                 =========      =========      ===========      ============      =========



     1995
---------------------

Allowance for losses:
  Equipment on operating leases                  $       -      $ 275,000      $         -      $          -      $ 275,000
                                                 =========      =========      ===========      ============      =========




















                  See accompanying independent auditor's report

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------


The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing IV Corporation

           Name                        Positions Held
           ----                        --------------

     John F. Olmstead           President and Director

     Dennis J. Lacey            Senior Vice President and Director

     John E. Christensen        Senior Vice President, Principal Financial and
                                Chief Administrative Officer and Director

     Anthony M. DiPaolo         Senior Vice President, Assistant Secretary and
                                Director

     Robert A. Golden           Vice President and Director

     Daniel J. Waller           Vice President and Director

     Richard H. Abernethy       Vice President and Director

     John A. Reed               Vice President, Assistant Secretary and Director

     David J. Anderson          Chief Accounting Officer and Secretary


JOHN F. OLMSTEAD, age 52, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

         ---------------------------------------------------


DENNIS J. LACEY, age 43, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

JOHN E. CHRISTENSEN, age 49, joined CAII as Vice President and Treasurer in November 1988. He now serves as Senior Vice President, Finance and Chief Financial Officer of CAI and CAII. Mr. Christensen previously held senior management positions at Maxicare Health Plans, Inc., Global Marine, Inc. and Santa Fe International, Inc. Mr. Christensen obtained his MBA in Finance from the University of Michigan and his Bachelor of Arts degree from Michigan State University.

ANTHONY M. DIPAOLO, age 37, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-Business Development. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

ROBERT A. GOLDEN, age 51, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

DANIEL J. WALLER, age 38, joined CAII in July 1990, as a manager of Investor Relations. Mr. Waller assumed the responsibility for the asset management department a short time later, and is currently Vice President, Capital Markets Group. Prior to joining CAII, Mr. Waller was an audit manager with Coopers & Lybrand for over three years and gained considerable experience in the leasing industry. While at Coopers & Lybrand, Mr. Waller held positions with the International Accounting and Auditing Committee as well as the national Auditing Directorate. Mr. Waller holds a Bachelor of Arts degree in accounting from the University of Northern Iowa.

RICHARD H. ABERNETHY, age 42, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

         ---------------------------------------------------

JOHN A. REED, age 41, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Reed was Vice President of Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

DAVID J. ANDERSON, age 43, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Class A limited partner units of the Partnership. The Partnership has no directors or officers, and neither the general partner nor the Class B limited partner of the Partnership own any Class A limited partner units.

              CAII, an affiliate of the general partner, owns 100% of the Partnership's Class B units.

              CAI Partners Management Company owns 100% of the Partnership's general partner units.

              The names and addresses of the general partner and the Class B limited partner are as follows:

              General Partner
              ---------------

              CAI Equipment Leasing IV Corp.
              7175 West Jefferson Avenue
              Suite 4000
              Lakewood, Colorado 80235

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

              Class B Limited Partner
              -----------------------

              Capital Associates International, Inc.
              7175 West Jefferson Avenue
              Suite 4000
              Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1996.

     (c) The Partnership knows of no arrangements, the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

The general partner and its affiliates  receive  certain types of  compensation,
fees  or  other   distributions   in  connection  with  the  operations  of  the
Partnership.

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1996:


Sales Commissions
-----------------

CAI Securities Corporation (the "Dealer-Manager"), an affiliate of the general partner, earned commissions of 10% of the sales price of Class A limited partner units sold, up to 9% of which was paid to participating broker-dealers. During 1996, the Dealer-Manager earned commissions totaling $1,162,305 (all of which was paid in 1996) of which $991,974 was paid to broker-dealers.


Due Diligence Expense Reimbursement
-----------------------------------

The Dealer-Manager is reimbursed for due diligence expenses which it incurs up to a maximum of 1/2% of gross offering proceeds. The Dealer-Manager incurred $61,693 for due diligence expenses during 1996 (all of which was paid in 1996).

Organization and Offering Expense Reimbursement
-----------------------------------------------

The general partner is reimbursed for the organization and offering expenses it incurs in organizing the Partnership and offering Class A limited partner units for sale to the public. The general partner earned $464,922 for organization and offering expenses during 1996 (all of which was paid in 1996).

         ----------------------------------------------

                        ACQUISITION AND OPERATING STAGES

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee.
Origination and evaluation fees totaled $1,184,888 in 1996, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner receives management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $390,559 for 1996 (of which $47,591 will be paid during 1997).

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to $93,690 during 1996, $86,930 of which were reimbursed during 1996 ($6,760 were reimbursed in January 1997).

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $51,487 and $68,376, respectively, for 1996. Distributions and net income allocated to the Class B limited partner totaled $50,389 and $20,285, respectively, for 1996.

During 1996, the Partnership acquired the equipment described below from CAII:


                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

01/12/96   Thompson Saginaw                     60   Material handling equipment      $   77,164  $   79,838    $      0   $  14,769
01/12/96   ICI Americas                         60   Forklifts                            38,913      40,261           0       8,464
01/12/96   Cerplex                              48   Semiconductor                       557,437     576,753           0     156,089
02/02/96   Television City                      48   Environmental monitoring equip.     171,735     177,686           0      53,337
01/04/96   Thomson Saginaw                      60   Material handling equipment          59,880      61,955           0      11,461
04/17/96   HK Systems                           60   Lift truck                          575,731     595,680           0     123,897
02/13/96   Consolidated Diesel                  60   Forklifts                            59,719      61,788           0      12,111
02/26/96   Brown Strauss                        48   Forklifts                            83,000      85,876           0      18,077
02/28/96   Wayne Farms                          60   Spiral freezer                      502,758     512,713           0     102,224
02/29/96   Brown Strauss                        36   Forklifts                            90,795      93,941           0      23,776





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

03/12/96   Lever Brothers                       42   HP Server                            47,070      48,701           0      14,798
03/08/96   Louisiana Workers                    26   Memory board                          6,531       6,757           0       3,387
03/08/96   Honeywell                            36   Sequencer                           264,699     273,194           0      78,096
03/12/96   In Home Health                       60   Modular furniture                   120,339     124,508           0      24,642
03/22/96   General Motors                       36   Lift truck                           36,120      37,372           0      12,088
03/28/96   NBC                                  24   Video equipment                     259,730     268,729           0     113,323
03/29/96   Atlantic Steel                       59   Mill equipment                      971,059   1,004,707           0     207,511
04/02/96   Thomson Saginaw                      60   Industrial machinery                 60,130      62,214           0      11,509
04/08/96   Lever Brothers                       42   HP 9000                              20,828      21,550           0       5,940
04/02/96   HK Systems                           60   Phone system                        150,000     155,198           0      32,280
04/18/96   General Motors                       36   Lift truck                           76,161      78,800           0      25,494
04/19/96   Xerox                                40   Forklifts                           137,740     142,513           0      33,252
04/22/96   Xerox                                44   Lift truck                          120,660     124,841           0      28,104
05/10/96   ITT Automotive                       60   Mailing equipment                    20,362      21,068           0       4,850
05/10/96   General Motors                       36   Material handling equipment          59,208      61,260           0      19,710
05/10/96   General Motors                       36   Material handling equipment          59,343      61,399           0      19,710
05/14/96   General Motors                       36   Material handling equipment          17,486      18,092           0       5,853
05/17/96   Barber-Colman                        50   Machine tools                        82,905      85,778      77,666      17,721
05/17/96   Barber-Colman                        19   Machine tools                        12,401      12,831      11,735       7,744
05/17/96   Barber-Colman                        55   Machine tools                       218,375     225,942     203,849      43,642
05/17/96   Barber-Colman                        22   Machine tools                        30,966      32,039      29,208      16,814
05/17/96   Barber-Colman                        22   Machine tools                         9,351       9,675       8,821       5,078
05/17/96   Barber-Colman                        22   Machine tools                         6,320       6,539       5,962       3,432
05/17/96   Barber-Colman                        22   Machine tools                         3,039       3,144       2,866       1,650
05/17/96   Barber-Colman                        24   Manufacturing equipment              22,908      23,702      21,551      11,086
05/17/96   Barber-Colman                        22   Machine tools                        13,801      14,279      13,017       7,494
05/17/96   Barber-Colman                        22   Machine tools                         5,352       5,537       5,048       2,906
05/17/96   Barber-Colman                        23   Machine tools                        21,362      22,102      20,038      11,114
05/17/96   Barber-Colman                        23   Machine tools                        10,661      11,030      10,000       5,547
05/17/96   Barber-Colman                        23   Machine tools                         1,999       2,068       1,875       1,040
05/17/96   Barber-Colman                        23   Machine tools                        20,858      21,581      19,565      10,852
05/17/96   Barber-Colman                        23   Peripheral controllers               26,189      27,096      24,458      13,566
05/17/96   Barber-Colman                        24   Machine tools                        73,855      76,414      67,591      31,835
05/17/96   Barber-Colman                        24   Machine tools                        38,952      40,302      35,648      16,790
05/17/96   Barber-Colman                        24   Machine tools                        28,382      29,365      25,975      12,234
05/17/96   Barber-Colman                        23   PC's networking                      24,351      25,195      23,194      11,332
05/17/96   Barber-Colman                        52   Machine tools                       176,593     182,712     163,653      37,141
05/17/96   Barber-Colman                        31   PC's networking                      68,069      70,428      63,103      25,550
05/17/96   Barber-Colman                        57   Manufacturing equipment              79,286      82,033      75,047      17,806
05/17/96   Barber-Colman                        45   PC's networking                      87,826      90,869      83,802      24,132
05/17/96   Foxboro Company                      41   PC's networking                      94,680      97,961      91,092      30,683
05/17/96   Foxboro Company                      42   Furniture and fixtures               32,831      33,969      31,094      10,334
05/17/96   Foxboro Company                      44   PC's networking                      60,796      62,903      58,483      18,702
05/17/96   Foxboro Company                      42   PC's networking                      60,022      62,102      57,729      19,161
05/17/96   Foxboro Company                      44   PC's networking                      64,671      66,912      62,202      19,728





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

05/17/96   Foxboro Company                      28   Manufacturing equipment              22,961      23,757      21,990      10,193
05/17/96   Foxboro Company                      53   PC's networking                     125,644     129,998     121,471      32,010
05/17/96   Foxboro Company                      44   PC's networking                     105,586     109,245     101,633      31,437
05/17/96   Foxboro Company                      32   PC's networking                     539,488     558,181     516,882     191,770
05/17/96   Foxboro Company                      32   PC's networking                      28,650      29,643      27,450      10,184
05/17/96   Foxboro Company                      56   Furniture and fixtures               31,018      32,093      29,388       7,005
05/17/96   Foxboro Company                      32   Furniture and fixtures               66,268      68,564      64,320      26,019
05/17/96   Foxboro Company                      32   Research equipment                   42,146      43,606      40,698      16,572
05/17/96   Foxboro Company                      56   Manufacturing equipment              74,091      76,658      70,196      16,732
05/17/96   Foxboro Company                      57   Manufacturing equipment             212,775     220,148     201,590      47,311
05/17/96   Foxboro Company                      34   PC's networking                     785,128     812,333     752,701     268,617
05/17/96   Foxboro Company                      34   Manufacturing equipment             183,511     189,870     184,152      68,613
05/17/96   Foxboro Company                      34   Furniture and fixtures                2,444       2,529       2,377         918
05/17/96   Foxboro Company                      58   Forklifts                             6,305       6,523       5,967       1,408
05/17/96   Foxboro Company                      58   Furniture and fixtures               10,198      10,551       9,652       2,278
05/17/96   Keystone Investments                 21   Office automation equipment           5,780       5,980       5,301       3,254
05/17/96   Keystone Investments                 23   Peripheral printers                  17,533      18,141      16,275       9,168
05/17/96   Keystone Investments                 27   PC's networking                     312,217     323,035     298,486     132,369
05/17/96   Keystone Investments                 33   PC's networking                     120,227     124,393     114,148      43,624
05/17/96   Keystone Investments                 27   PC's networking                   1,086,011   1,123,641    1,038,394    461,971
05/17/96   Keystone Investments                 57   Furniture and fixtures               32,414      33,537      30,925       7,783
05/17/96   Keystone Investments                 34   Peripheral printers                  33,613      34,778      32,198      11,972
05/17/96   Lucas Industries                     38   Furniture and fixtures               47,329      48,969      43,389      14,213
05/17/96   Lucas Industries                     39   Manufacturing equipment              44,119      45,648      40,485      12,975
05/17/96   Lucas Industries                     41   Furniture and fixtures               30,228      31,275      27,409       8,539
05/17/96   Lucas Industries                     41   Furniture and fixtures              163,330     168,989     147,284      46,137
05/17/96   Lucas Industries                     19   PC's networking                      24,190      25,028      21,925      13,924
05/17/96   Lucas Industries                     45   PC's networking                     147,931     153,057     127,030      40,013
05/17/96   Lucas Industries                     22   CPU's - DEC                          51,904      53,702      47,026      26,140
05/17/96   Lucas Industries                     48   Research equipment                   78,475      81,194      72,324      19,530
05/17/96   Lucas Industries                     31   PC's networking                     381,594     394,816     359,625     134,680
05/17/96   Rawlings Sporting                    18   Peripheral printers                   5,474       5,664       5,175       3,636
05/17/96   Rawlings Sporting                    19   PC's networking                      54,894      56,796      52,863      35,303
05/17/96   Rawlings Sporting                    19   PC's networking                     114,439     118,404     108,260      72,171
05/17/96   Rawlings Sporting                    19   PC's networking                     153,110     158,415     147,425      98,280
05/17/96   Rawlings Sporting                    19   PC's networking                      35,431      36,659      34,118      22,743
05/17/96   Rawlings Sporting                    19   PC's networking                       6,042       6,251       5,716       3,810
05/17/96   Rawlings Sporting                    19   CPU's                               197,668     204,517     190,324     126,795
05/17/96   Rawlings Sporting                    26   Peripheral printers                   2,218       2,295       2,101       1,038
05/17/96   Stop & Shop                          37   PC's networking                      26,588      27,509      25,188       9,225
05/17/96   Stop & Shop                          37   PC's networking                       8,214       8,499       7,782       2,850
05/17/96   Stop & Shop                          37   PC's networking                       3,451       3,571       3,269       1,197
05/17/96   Stop & Shop                          37   PC's networking                       3,440       3,559       3,259       1,193
05/17/96   Stop & Shop                          37   PC's networking                       3,296       3,410       3,122       1,143
05/17/96   Stop & Shop                          37   PC's networking                       1,260       1,304       1,193         437





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       6,496       6,721       6,154       2,254
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       6,496       6,721       6,154       2,254
05/17/96   Stop & Shop                          37   PC's networking                       6,496       6,721       6,154       2,254
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          37   PC's networking                       5,923       6,128       5,611       2,055
05/17/96   Stop & Shop                          31   PC's networking                      50,271      52,013      47,837      20,518
05/17/96   Stop & Shop                          38   PC's networking                       7,756       8,025       7,346       2,631
05/17/96   Stop & Shop                          38   PC's networking                       7,756       8,025       7,346       2,631
05/17/96   Stop & Shop                          38   PC's networking                       7,756       8,025       7,346       2,631
05/17/96   Stop & Shop                          39   PC's networking                      32,958      34,100      31,198      10,929
05/17/96   Stop & Shop                          39   PC's networking                      10,880      11,257      10,298       3,608
05/17/96   Stop & Shop                          39   PC's networking                       5,005       5,178       4,738       1,660
05/17/96   Stop & Shop                          39   PC's networking                      10,767      11,140      10,192       3,571
05/17/96   Stop & Shop                          39   Furniture and fixtures               55,090      56,999      51,292      15,935
05/17/96   Stop & Shop                          40   PC's networking                       5,092       5,268       4,803       1,651
05/17/96   Stop & Shop                          40   PC's networking                       7,452       7,710       7,029       2,416
05/17/96   Stop & Shop                          40   PC's networking                       5,092       5,268       4,803       1,651
05/17/96   Stop & Shop                          40   PC's networking                       5,259       5,441       4,961       1,705
05/17/96   Stop & Shop                          40   PC's networking                       6,427       6,650       6,062       2,084
05/17/96   Stop & Shop                          40   PC's networking                       1,335       1,381       1,259         433
05/17/96   Stop & Shop                          40   PC's networking                     178,944     185,144     168,792      58,024
05/17/96   Stop & Shop                          40   PC's networking                      11,011      11,393      10,387       3,571
05/17/96   Stop & Shop                          40   Furniture and fixtures               39,556      40,927      36,686      11,225
05/17/96   Stop & Shop                          40   Furniture and fixtures               50,749      52,507      47,067      14,401
05/17/96   Stop & Shop                          40   Furniture and fixtures               39,548      40,918      36,679      11,222
05/17/96   Stop & Shop                          41   PC's networking                      11,276      11,667      10,631       3,594
05/17/96   Stop & Shop                          41   PC's networking                      11,276      11,667      10,631       3,594
05/17/96   Stop & Shop                          41   PC's networking                      11,276      11,667      10,631       3,594
05/17/96   Stop & Shop                          41   PC's networking                      11,276      11,667      10,631       3,594
05/17/96   Stop & Shop                          41   PC's networking                      38,529      39,864      36,325      12,280
05/17/96   Stop & Shop                          42   PC's networking                      49,471      51,185      46,630      15,576
05/17/96   Stop & Shop                          42   PC's networking                      11,202      11,590      10,559       3,527
05/17/96   Stop & Shop                          42   PC's networking                      11,626      12,029      10,958       3,660
05/17/96   Stop & Shop                          42   PC's networking                      11,626      12,029      10,958       3,660
05/17/96   Stop & Shop                          42   PC's networking                       6,916       7,156       6,519       2,178
05/17/96   Stop & Shop                          42   PC's networking                      11,638      12,041      10,970       3,664
05/17/96   Stop & Shop                          42   PC's networking                       5,450       5,639       5,137       1,716
05/17/96   Stop & Shop                          42   PC's networking                       5,330       5,515       5,024       1,678
05/17/96   Stop & Shop                          42   PC's networking                      11,556      11,956      10,893       3,639





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

05/17/96   Stop & Shop                          42   PC's networking                      11,556      11,956      10,893       3,639
05/17/96   Stop & Shop                          42   PC's networking                      11,556      11,956      10,893       3,639
05/17/96   Stop & Shop                          42   PC's networking                      11,556      11,956      10,893       3,639
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       6,544       6,771       6,171       2,104
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   Stop & Shop                          41   PC's networking                       3,428       3,547       3,233       1,102
05/17/96   United Artists                       43   Furniture and fixtures              168,696     174,541     158,296      49,556
05/17/96   United Artists                       43   Furniture and fixtures              124,630     128,948     116,946      36,611
05/17/96   United Artists                       43   Furniture and fixtures              123,970     128,266     116,328      36,417
05/17/96   United Artists                       43   Furniture and fixtures              128,896     133,362     120,950      37,864
05/17/96   United Artists                       43   Furniture and fixtures              116,699     120,743     109,505      34,281
05/17/96   United Artists                       43   Furniture and fixtures              122,292     126,529     114,753      35,924
05/17/96   General Motors                       60   Forklifts                            76,077      78,713           0      14,792
05/17/96   General Motors                       60   Forklifts                           116,620     120,661           0      21,818
05/17/96   Alloy Polymers                       30   Manufacturing equipment              95,296      98,598           0      30,934
05/17/96   Alterations Plus                     20   Manufacturing equipment              31,375      32,463           0      15,180
05/17/96   Applied Radiological Control         26   Manufacturing equipment             106,993     110,700           0      45,615
05/17/96   Autry Greer & Sons, Inc.             36   Furniture and fixtures               78,119      80,825           0      24,468
05/17/96   Bojangles' Restaurants, Inc.         27   Furniture and fixtures              239,536     247,836           0      94,656
05/17/96   C & H Knit Products, Inc.            16   Manufacturing equipment             213,101     220,485           0     101,111
05/17/96   C & H Knit Products, Inc.            32   Manufacturing equipment              86,111      89,095           0      28,862
05/17/96   Country Cupboard Food Stores         42   Office automation equipment         148,317     153,456           0      42,955
05/17/96   C. T. Harris, Inc.                   11   Forklifts                           366,146     378,288           0     188,656
05/17/96   Envirosafe Service, Inc.             30   Forklifts                            56,110      57,999           0      19,162
05/17/96   Floyd Marine Storage, Inc.           17   Forklifts                            58,932      60,974           0      25,182
05/17/96   Freestate Petroleum Corp.            37   Furniture and fixtures               83,827      86,732           0      28,618
05/17/96   Freestate Petroleum Corp.            37   Furniture and fixtures               95,782      99,101           0      32,446





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

05/17/96   Freestate Petroleum Corp.            39   Furniture and fixtures              117,961     122,048           0      36,964
05/17/96   Freestate Petroleum Corp.            39   Furniture and fixtures              127,676     132,100           0      40,116
05/17/96   Hokkins Systemation, Inc.            16   Furniture and fixtures              151,534     156,785           0      69,642
05/17/96   Hough Petroleum                      19   Furniture and fixtures              140,741     145,617           0      82,912
05/17/96   Hough Petroleum                      16   Furniture and fixtures               70,782      73,234           0      43,958
05/17/96   Hough Petroleum                      15   Furniture and fixtures               45,985      47,579           0      29,808
05/17/96   Kessel Food Markets Inc.             43   Furniture and fixtures            1,046,603   1,082,868           0     296,530
05/17/96   Kop-Flex, Inc.                        8   Manufacturing equipment             122,553     126,799           0      66,528
05/17/96   Lykins Oil Company, Inc.             29   Furniture and fixtures               35,292      36,515           0      12,992
05/17/96   Lykins Oil Company, Inc.             19   Furniture and fixtures               86,044      89,026           0      38,848
05/17/96   Madden Services, Inc.                16   Misc. warehouse equipment           599,055     619,812           0     281,814
05/17/96   Madden Services, Inc.                17   Misc. warehouse equipment            81,901      84,739           0      40,408
05/17/96   Mcgavren Guild Inc.                  28   Furniture and fixtures               69,826      72,246           0      25,059
05/17/96   Mcgavren Guild Inc.                  28   Furniture and fixtures              231,485     239,506           0      83,076
05/17/96   Mt Pleasant Publish                  54   PC's networking                      45,732      47,317           0      12,066
05/17/96   Mt Pleasant Publish                  52   PC's networking                      27,006      27,941           0       7,326
05/17/96   Perimeter Oil Company                40   Furniture and fixtures               96,437      99,778           0      29,797
05/17/96   Quality Oil Company, Inc.            17   Furniture and fixtures               58,006      59,937           0      27,373
05/17/96   Quality Oil Company, Inc.            19   Furniture and fixtures                8,580       8,865           0       3,953
05/17/96   Rainbow Marketers, Inc.              29   Furniture and fixtures              160,637     166,203           0      60,732
05/17/96   Recycled Materials                        Construction equipment              174,469     180,514           0      71,815
05/17/96   Rogers Petroleum, Inc.               42   Research equipment                   55,122      57,032           0      16,256
05/17/96   Shapiro Packing Company              15   Food processing equipment            59,914      61,990           0      33,398
05/17/96   Shapiro Packing Company              21   Food processing equipment            53,048      54,886           0      23,613
05/17/96   Shapiro Packing Company              25   Food processing equipment           174,073     180,105           0      66,933
05/17/96   Shapiro Packing Company              18   Food processing equipment            72,353      74,860           0      32,720
05/17/96   Shoex, Inc.                          27   Furniture and fixtures              243,501     251,939           0      89,088
05/17/96   Sos Transport, Inc.                   6   Transport trucks                     85,239      88,192           0      47,962
05/17/96   Tennessee River, Inc.                13   Manufacturing equipment              55,362      57,281           0      24,784
05/17/96   The Hanson-Whitney Co.               40   Machine tools                        79,202      81,946           0      23,847
05/17/96   Trammell Crow Distribution            9   Above ground mining equip           405,893     419,957           0     220,032
05/17/96   Valley Innovative Mgmt Svcs          22   Furniture and fixtures               91,888      95,072           0      44,925
05/17/96   Vfl Technology Corporation           10   Forklifts                           442,178     457,500           0     220,681
05/17/96   Vision Art Design & Animation        17   Communication equipment              27,568      28,523           0      16,500
05/17/96   White Consolidated                    6   Manufacturing equipment              85,246      88,199           0      54,000
05/21/96   System One                           36   PC's networking                     160,207     165,758           0      56,970
05/15/96   Thomson Industries                   60   Machine tools                        43,248      44,747           0       7,864
05/17/96   Home Depot                           35   Transport trucks                     74,690      77,221           0      20,018
05/17/96   Home Depot                           35   Forklifts                           739,889     764,981           0     188,646
05/17/96   USS Kobe                             84   Forklifts                           102,722     106,281           0      17,053
05/17/96   USS Kobe                             84   Forklifts                            29,283      30,298           0      16,861
05/17/96   Thomson Industries                   60   Machine tools                       199,798     206,721           0      36,328
06/06/96   Ball Foster                          36   Trucks                              259,065     267,850           0      66,485
06/18/96   System One                           36   Relay System                         89,224      92,315           0      31,771
06/20/96   Ball Foster                          60   Forklifts                           177,381     183,528           0      36,528





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

06/20/96   Ball Foster                          36   Forklifts                            63,364      65,560           0       1,343
06/20/96   Ball Foster                          36   Forklifts                            41,780      43,228           0         882
06/28/96   Allied Signal                        39   Computer/semiconductor equip        146,832     151,865           0       2,987
07/08/96   Staples, Inc.                        28   Copiers                             333,585     345,144           0     138,807
07/08/96   Staples, Inc.                        27   Copiers                             129,475     133,961           0      55,302
07/08/96   Staples, Inc.                        26   Copiers                             125,946     130,310           0      55,302
07/08/96   Staples, Inc.                        25   Copiers                             205,014     212,118           0      92,723
07/08/96   Staples, Inc.                        24   Copiers                             337,593     349,291           0     157,241
07/08/96   Staples, Inc.                        23   Copiers                              38,393      39,724           0      18,434
07/09/96   Ball Foster                          36   Forklifts                            85,388      88,221           0      21,914
07/09/96   Ball Foster                          60   Front end loader                     58,476      60,398           0      12,078
07/09/96   Ball Foster                          36   Lift Trucks                         111,692     115,543           0      28,664
07/09/96   Ball Foster                          36   Forklifts                            17,064      17,643           0       4,379
07/11/96   Ball Foster                          36   Lift Trucks                          47,169      48,795           0      12,105
07/15/96   Brown Strauss                        36   Forklift                             90,641      93,782           0      23,736
07/16/96   Pacific Coast                        60   Forklift                             46,826      48,449           0       9,159
07/19/96   General Motors                       60   Material handling equipment          15,259      15,787           0       2,875
07/19/96   General Motors                       60   Material handling equipment          30,414      31,467           0       5,888
07/19/96   General Motors                       60   Material handling equipment          30,199      31,246           0       5,888
07/19/96   General Motors                       60   Material handling equipment         463,511     479,572           0      89,750
07/19/96   General Motors                       60   Material handling equipment          37,297      38,589           0       7,232
07/29/96   Compsource                           48   Furniture and fixtures              232,855     240,268           0      56,796
07/29/96   In Home Health                       60   Furniture and fixtures               18,013      18,637           0       3,966
07/31/96   In Home Health                       60   Telephone System                     34,585      35,783           0      11,375
07/31/96   International Paper                  57   Sweepers                            272,213     281,645           0      59,607
07/31/96   International Paper                  57   Forklift                             35,045      36,259           0       7,642
07/31/96   International Paper                  33   Loaders                              52,138      53,945           0      14,396
08/09/96   Xerox                                36   Forklift                              4,285       4,433           0       1,320
08/09/96   Georgetown Steel                     36   Forklift                             26,796      27,724           0       7,803
08/02/96   In Home Health                       36   Personal Computers                   26,553      27,473           0       9,263
08/05/96   Ball Foster                          60   Scrubber                              8,659       8,948           0       1,788
08/06/96   In Home Health                       36   FF&E                                 86,900      89,912           0      30,116
08/09/96   General Motors                       60   Material handling equipment         632,280     654,189           0     121,954
08/09/96   General Motors                       60   Material handling equipment         214,665     222,103           0      41,637
08/09/96   General Motors                       60   Material handling equipment          70,727      73,177           0      13,836
08/15/96   General Motors                       60   Material handling equipment          59,984      62,063           0      11,775
08/15/96   General Motors                       60   Material handling equipment         176,911     183,041           0      34,728
08/29/96   Ball Foster                          36   Forklifts                            53,428      55,240           0      13,711
09/16/96   Merritt Ford, Inc.                   60   Auto alignment equipment             25,335      26,212      22,858       6,816
09/16/96   Lakeland Chrysler/Plymouth           60   Auto alignment equipment             36,071      37,321      33,040       9,541
09/16/96   E & R, Inc.                          60   Auto alignment equipment             29,145      30,155      26,588       7,560
09/16/96   Bickerstaff Imports, Inc.            60   Auto alignment equipment             13,837      14,317      11,571       4,935
09/16/96   Southway Tire and Auto, Inc.         60   Auto alignment equipment              8,897       9,205       6,319       4,524
09/16/96   Kelley, Donald                       48   Auto alignment equipment             12,068      12,486       5,207       9,156
09/16/96   David Tire Company                   60   Auto alignment equipment             22,241      23,011      18,210       8,466





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

09/16/96   Bob King Pontiac-GMC, Inc.           60   Auto alignment equipment             29,767      30,799      22,036      13,692
09/16/96   Decamps, William L                   60   Auto alignment equipment             17,854      18,473      13,500       8,040
09/16/96   Feurer, Dennis R                     60   Auto alignment equipment              8,732       9,035       6,629       3,948
09/16/96   Feurer, Dennis R                     60   Auto alignment equipment              7,624       7,888       6,246       2,904
09/16/96   Tom's Tire & Service Center          60   Auto alignment equipment             17,158      17,752      13,834       6,852
09/16/96   Crystal Ford and Mercury, Inc.       60   Auto alignment equipment             17,865      18,484      14,805       6,492
09/16/96   KOVCO                                36   Auto alignment equipment             15,069      15,591       7,091      10,956
09/16/96   Smoky Jennings Chevrolet, Inc.       60   Auto alignment equipment             29,539      30,563      24,561      10,476
09/16/96   Whaley, Jane C                       60   Auto alignment equipment             19,463      20,137      16,119       7,068
09/16/96   McKay, Dane                          60   Auto alignment equipment             19,752      20,437      16,872       6,660
09/16/96   Riverside Chrysler Plymouth          60   Auto alignment equipment             14,750      15,261      12,815       4,716
09/16/96   Three Rivers Motor Car Co            60   Auto alignment equipment             12,251      12,676      10,666       3,840
09/16/96   Brickhouse Enterprises, Inc.         60   Auto alignment equipment             20,420      21,128      17,972       6,204
09/16/96   Foote & Davies, Inc.                 73   Printing press equipment            770,154     796,840     411,226     267,178
09/16/96   Foote & Davies, Inc.                 73   Printing press equipment            997,537   1,032,102     532,638     346,061
09/16/96   J.J. Collins' Sons, Inc.             82   Printing press equipment            603,325     624,231     380,696     150,275
09/16/96   Champion Business Forms, Inc.        89   Printing press equipment          1,223,706   1,266,108     847,274     311,796
09/16/96   D.L. Phillips Investment Build       36   Forklifts                             6,769       7,004       1,991       4,068
09/16/96   D.L. Phillips Investment Build       36   Forklifts                             7,748       8,016       3,666       3,840
09/16/96   Hyplains Beef, L.C                   36   Forklifts                             9,342       9,665       3,915       5,399
09/16/96   Hyplains Beef, L.C                   36   Forklifts                            10,696      11,067       3,750       6,594
09/16/96   Keystone Consolidated Ind            36   Forklifts                            74,037      76,603      48,453      28,856
09/16/96   National Beef Packing Co., L.P.      36   Forklifts                            39,604      40,976      11,841      24,188
09/16/96   Scott Company of California          36   Forklifts                            18,370      19,006      10,516       8,400
09/16/96   Scott Company of California          36   Forklifts                            35,859      37,101      18,239      19,104
09/16/96   Scott Company of California          36   Forklifts                            36,948      38,229      19,676      19,104
09/16/96   Stampede Meat, Inc.                  36   Forklifts                             5,590       5,783       3,579       3,240
09/16/96   Stampede Meat, Inc.                  36   Forklifts                             3,290       3,404       2,647       1,356
09/16/96   Stampede Meat, Inc.                  36   Forklifts                             2,898       2,998       2,028       1,620
09/16/96   Lane Steel, Inc.                     48   Forklifts                            31,775      32,876      26,048       8,813
09/16/96   Major Brands, Inc.                   48   Forklifts                             3,312       3,427       1,728       2,154
09/16/96   Pretech Corporation                  48   Forklifts                            37,187      38,476      26,537      10,225
09/16/96   Roadmaster Corporation               48   Forklifts                            12,572      13,007       8,827       4,683
09/16/96   Stampede Meat, Inc.                  48   Forklifts                            19,663      20,344      14,137       6,780
09/16/96   Stampede Meat, Inc.                  48   Forklifts                            22,056      22,820      16,753       6,780
09/16/96   Acme Battery Manufacturing Co.       60   Forklifts                             8,437       8,729       3,622       4,122
09/16/96   American Laminates, Inc.             60   Forklifts                            17,506      18,112      13,528       4,870
09/16/96   Canoak USA, Inc.                     60   Forklifts                            15,910      16,461       8,600       6,492
09/16/96   Central Air Freight Services         60   Forklifts                            12,410      12,840       8,956       4,164
09/16/96   Ceradyne, Inc.                       60   Forklifts                            16,316      16,882      12,631       5,112
09/16/96   Elmore-Pisgah, Inc.                  60   Forklifts                            10,890      11,267       7,757       3,720
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            33,313      34,467      25,787      11,307
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            32,920      34,060      27,389       9,087
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            45,743      47,328      38,484      12,299
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            32,920      34,060      27,389       9,087





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                                   Cost to
                                                                                                  Partnership
                                                                                                   Including
   Date                                                                                 Cost to   Acquisition     Debt       Annual
Purchased  Lessee                             Term   Equipment Description                CAII        Fees*      Assumed     Rents
---------  ------                             ----   ---------------------             ---------  ------------  ---------   --------

09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            43,945      45,467      33,508      14,292
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            35,736      36,975      27,340      11,065
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            54,959      56,863      45,454      15,379
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            14,635      15,142      10,004       5,507
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            26,601      27,523      18,475       9,803
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            29,250      30,264      19,988      11,002
09/16/96   Esselte Pendaflex Corporation        60   Forklifts                            37,774      39,083      25,811      14,207
09/16/96   Haldex Corporation                   60   Forklifts                            11,214      11,603       6,291       4,749
09/16/96   IAMS Company-Heartland PLT           60   Forklifts                            15,690      16,234      11,806       5,328
09/16/96   Interactive Marketing Services       60   Forklifts                            16,639      17,215      10,356       5,700
09/16/96   Kansas Oxide Corporation             60   Forklifts                            19,511      20,187      15,701       5,420
09/16/96   Midstate Construction & Maint        60   Forklifts                            79,433      82,185      64,991      19,380
09/16/96   North Amer. Packaging Corp           60   Forklifts                             9,954      10,299       6,132       3,984
09/16/96   Schroeders Wholesale, Inc.           60   Forklifts                            12,712      13,153      11,178       3,228
09/16/96   Sea-Lect Wholesale Seafood           60   Forklifts                            16,154      16,714      13,987       3,918
09/16/96   Silverado Foods, Inc.                60   Forklifts                            11,005      11,386       8,249       3,256
09/16/96   Straight-Line Water Sports, Inc.     60   Forklifts                            19,472      20,147      14,440       5,700
09/16/96   United States Mineral Prod           60   Forklifts                            52,712      54,538      41,315      15,204
09/16/96   Warehouse, Inc.                      60   Forklifts                            16,904      17,490      13,800       4,332
09/04/96   Basic Vegetable                      60   Forklifts                           206,842     214,009           0      39,341
09/05/96   Thomson Saginaw                      60   Material handling equipment          35,420      36,647           0       6,779
09/06/96   In Home Health                       36   Computer equipment                   36,228      37,483           0      12,733
09/24/96   Basic Vegetable                      60   Lift truck                           15,698      16,242           0       3,015
09/23/96   In Home Health                       60   Furniture, fixtures & equip           5,297       5,481           0       1,144
09/24/96   Lucent Technologies                  36   Semiconductor                     1,410,646   1,459,524           0     383,178
09/18/96   Ball Foster                          36   Forklifts                            94,287      97,554           0      24,277
09/18/96   Ball Foster                          60   Forklifts                            87,385      90,413           0      18,107
10/21/96   HK Systems                           48   Phone system                         10,495      10,859           0       9,645
11/14/96   HK Systems                           48   Phone system                         42,475      43,947           0      12,697
12/13/96   Basic Vegetable                      60   Forklifts                            75,564      78,182           0      14,372
12/18/96   In Home Health                       60   Computer equipment                  101,943     105,475           0      22,008
12/30/96   TRW                                  31   Furniture, fixtures & equip         214,207     221,629           0      69,356
12/30/96   Thomson Industries                   60   Machine tools                       257,215     266,128           0       3,885
                                                                                      ---------- ----------- ----------- -----------

           Total equipment sold to the partnership                                   $34,503,505 $35,688,393 $11,368,469 $11,127,878
                                                                                     =========== =========== =========== ===========



* The lower of (a) the price for the equipment plus all costs incurred in maintaining the equipment (including, without limitation, the
           reasonable,   necessary  and  actual  expenses,   as  determined  in
           accordance with generally accepted accounting principles, of storage, carrying, warehousing, repair, marketing, financing and taxes) from the date of acquisition thereof, provided that any proceeds accrued from the first basic rent date thereof and retained by the general partner or an affiliate thereof from leasing the equipment or any other arrangement with respect to the equipment shall be deemed a credit towards the purchase price paid by the Partnership, or (b) the fair market value of such equipment, as determined by an independent nationally recognized appraiser selected by the general partner.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a)
     and
     (d)   The following documents are filed as part of this Report:

           1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

           2.    Financial  Statement  Schedule:  (Incorporated  by reference to
                 Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1996.

     (c)   Exhibits required to be filed.

           Exhibit                                   Exhibit
           Number                                     Name

             4.1*          Capital Preferred Yield Fund-III  Limited Partnership
                           Agreement

             4.2* First Amendment to Limited Partnership Agreement dated June 14, 1994

             4.3* Amended and Restated Agreement of Limited Partnership of Capital Preferred Yield Fund-III, L.P.

              * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 10, 1997         Capital Preferred Yield Fund-III, L.P.
                                 By:      CAI Equipment Leasing IV Corporation

                                 By:      /s/John F. Olmstead
                                          ---------------------
                                          John F. Olmstead
                                          President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 10, 1997.

Signature                       Title
---------                       -----


/s/John F. Olmstead
------------------------
John F. Olmstead                President and Director


/s/Dennis J. Lacey
------------------------
Dennis J. Lacey                 Senior Vice President and Director


/s/John E. Christensen
------------------------
John E. Christensen             Senior Vice  President, Principal  Financial and
                                Chief Administrative Officer and Director

/s/Anthony M. DiPaolo
------------------------
Anthony M. DiPaolo              Senior Vice President,  Assistant  Secretary and
                                Director


/s/Robert A. Golden             Vice President and Director
------------------------
Robert A. Golden


/s/Daniel J. Waller
------------------------
Daniel J. Waller                Vice President and Director


/s/Richard H. Abernethy
------------------------
Richard H. Abernethy            Vice President and Director


/s/John A. Reed
------------------------
John A. Reed                    Vice President, Assistant Secretary and Director


/s/David J. Anderson
------------------------
David J. Anderson               Chief Accounting Officer and Secretary