Form 10-Q
period 1997-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1997-05-06
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1997
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number                            33-44158
                       ---------------------------------------------------------

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
                                                        -----    -----

                        Exhibit Index appears on Page 10
                               Page 1 of 11 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1997


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1997 and December 31, 1996          3

              Statements of Income - Three months ended
              March 31, 1997 and 1996                                        4

              Statements of Cash Flows - Three months ended
              March 31, 1997 and 1996                                        5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7-9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             10

     Item 6.  Exhibits and Reports on Form 8-K                              10

              Signature                                                     11

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                      March 31,     December 31,
                                                        1997           1996
                                                     -----------    ------------

Cash and cash equivalents                            $ 3,206,313     $   798,140
Accounts receivable                                      337,769         883,201
Receivable from affiliates                                19,919          42,691
Net investment in direct finance leases                4,486,933       5,479,265
Leased equipment, net                                 50,616,857      55,268,012
                                                     -----------     -----------

     Total assets                                    $58,667,791     $62,471,309
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $   443,480     $   684,684
     Payable to affiliates                                62,467          54,351
     Rents received in advance                           461,103         461,450
     Distributions payable to partners                   444,510         444,611
     Discounted lease rentals                         20,108,618      23,437,868
                                                     -----------     -----------

     Total liabilities                                21,520,178      25,082,964
                                                     -----------     -----------

Partners' capital:
     General partner                                           -               -
     Limited partners:
         Class A                                      36,697,852      36,936,407
         Class B                                         449,761         451,938
                                                     -----------     -----------

     Total partners' capital                          37,147,613      37,388,345
                                                     -----------     -----------

     Total liabilities and partners' capital         $58,667,791     $62,471,309
                                                     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------
Revenue:
  Operating lease rentals                              $4,922,504     $2,893,469
  Direct finance lease income                              95,274         90,789
  Equipment sales margin                                  442,956         93,520
  Interest income                                          21,422        123,888
                                                       ----------     ----------

     Total revenue                                      5,482,156      3,201,666
                                                       ----------     ----------

Expenses:
  Depreciation and amortization                         3,713,819      2,295,371
  Management fees paid to general partner                 116,316         67,121
  Direct services from general partner                     22,767         24,957
  General and administrative                               59,872         75,620
  Interest on discounted lease rentals                    446,662        335,488
  Provision for losses                                     25,000              -
                                                       ----------     ----------

     Total expenses                                     4,384,436      2,798,557
                                                       ----------     ----------

Net income                                             $1,097,720     $  403,109
                                                       ==========     ==========

Net income allocated:
  To the general partner                               $   13,297     $   26,704
  To the Class A limited partners                       1,073,476        372,587
  To the Class B limited partner                           10,947          3,818
                                                       ----------     ----------
                                                       $1,097,720     $  403,109
                                                       ==========     ==========

  Net income per weighted average Class A
       limited partner unit outstanding                $     2.16     $     0.87
                                                       ==========     ==========

  Weighted average Class A limited
    partner units outstanding                             496,566        430,675
                                                       ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     1997            1996
                                                                 ------------    ------------

Net cash provided by operating activities                        $  7,115,882    $  4,263,516
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate                 -      (3,214,560)
  Investment in direct finance leases, acquired from affiliate        (39,904)       (228,493)
                                                                 ------------    ------------
Net cash used in investing activities                                 (39,904)     (3,443,053)
                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from Class A capital contributions                               -      10,475,277
  Proceeds from Class B capital contributions                               -         110,000
  Proceeds from discounted lease rentals                                    -               -
  Principal payments on discounted lease rentals                   (3,329,250)     (1,918,611)
  Redemptions of Class A limited partner units                         (8,726)         (4,364)
  Commissions paid to affiliate in connection
    with the sale of Class A limited partner units                          -      (1,089,678)
  Non-accountable organization and offering expenses
    reimbursement paid to the general partner in connection
    with the sale of Class A limited partner units                          -        (452,834)
  Distributions to partners                                        (1,329,829)     (1,061,940)
                                                                 ------------    ------------
Net cash (provided by) used in financing activities                (4,667,805)      6,057,850
                                                                 ------------    ------------

Net increase in cash and cash equivalents                           2,408,173       6,878,313

Cash and cash equivalents at beginning of period                      798,140       6,774,071
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  3,206,313    $ 13,652,384
                                                                 ============    ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                   $    446,662    $    328,345




   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1996 has been derived from the audited financial statements included in the Partnership's 1996 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to the prior periods' financial statements to conform to the current periods' presentation.

2.   Equipment Purchases
     -------------------

     During the three months ended March 31, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):

                                                    Acquisition       Total
                         Equipment      Cost of      Fees and       Equipment
           Lessee       Description    Equipment  Reimbursements  Purchase Price
      ----------------  ------------   ---------  --------------  --------------

      HK Systems, Inc.  Phone system   $ 38,568      $1,336        $ 39,904
                                       --------      ------        --------

                                       $ 38,568      $1,336        $ 39,904
                                       ========      ======        ========

      At March 31,  1997,  the  general  partner  had  identified  approximately
      $600,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                Condensed
                                          Statements of Income
                                          for the Three Months    The effect on
                                             ended March 31,      net income of
                                         ----------------------  changes between
                                            1997        1996         periods
                                         ----------   ---------  ---------------

Leasing margin                           $   857,297  $ 353,399     $ 503,898
Equipment sales margin                       442,956     93,520       349,436
Interest income                               21,422    123,888      (102,466)
Management fees paid to general partner     (116,316)   (67,121)      (49,195)
Direct services from general  partner        (22,767)   (24,957)        2,190
General and administrative                   (59,872)   (75,620)       15,748
Provision for losses                         (25,000)         -       (25,000)
                                         -----------  ---------     ---------
  Net income                             $ 1,097,720  $ 403,109     $ 694,611
                                         ===========  =========     =========


LEASING MARGIN

Leasing margin consists of the following:

                                                       Three months ended
                                                            March 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------

Operating lease rentals                            $ 4,922,504     $ 2,893,469
Direct finance lease income                             95,274          90,789
Depreciation and amortization                       (3,713,819)     (2,295,371)
Interest on discounted lease rentals                  (446,662)       (335,488)
                                                   -----------     -----------
   Leasing margin                                  $   857,297     $   353,399
                                                   ===========     ===========

   Leasing margin ratio                                     17%             12%
                                                            ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin increased due to growth in the Partnership's lease portfolio. Leasing margin ratio increased primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including both discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                       Three months ended
                                                            March 31,
                                                   ----------------------------
                                                       1997            1996
                                                   -----------      -----------

Equipment sales revenue                            $ 1,779,266      $   311,123
Cost of equipment sales                             (1,336,310)        (217,603)
                                                   -----------      -----------

   Equipment sales margin                          $   442,956      $    93,520
                                                   ===========      ===========

INTEREST INCOME

Interest income decreased for the three months ended March 31, 1997 compared to the corresponding period in 1996, due to a decrease in invested cash. During the three months ended March 31, 1996, the Partnership was in its offering period and as such, invested cash was generally higher pending purchase of additional equipment.

EXPENSES

Management fees increased due to growth in the Partnership's lease portfolio. General and administrative expenses decreased primarily due to lower legal fees associated with bankrupt lessees.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Liquidity & Capital Resources
-----------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During the three months ended March 31, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $39,904. At March 31, 1997, the general partner had identified approximately $600,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

During the three months ended March 31, 1997, the Partnership declared distributions to the partners of $1,329,727 ($444,510 of which was paid during April 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1997, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% (substantial portions of which are expected to constitute returns of capital), on their capital contributions, and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                     By:      CAI Equipment Leasing IV Corp.


Dated:   May 5, 1997                 By:      /s/Anthony M. DiPaolo
                                              ---------------------
                                              Anthony M. DiPaolo
                                              Senior Vice President