Form 10-Q
period 1997-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1997-08-11
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1997
                              --------------------------------------------------

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1997


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 1997 and December 31, 1996            3

              Statements of Income - Three and Six months ended
              June 30, 1997 and 1996                                          4

              Statements of Cash Flows - Six months ended
              June 30, 1997 and 1996                                          5

              Notes to Financial Statements                                   6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7-9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              10

     Item 6.  Exhibits and Reports on Form 8-K                               10

              Signature                                                      11

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                         June 30,   December 31,
                                                           1997        1996
                                                       -----------  ------------

Cash and cash equivalents                              $ 2,806,115   $   798,140
Accounts receivable                                        496,165       883,201
Receivable from affiliates                                  22,808        42,691
Net investment in direct finance leases                  4,400,366     5,479,265
Leased equipment, net                                   48,292,664    55,268,012
                                                       -----------   -----------

     Total assets                                      $56,018,118   $62,471,309
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
     Accounts payable and accrued liabilities          $   636,086   $   684,684
     Payable to affiliates                                  43,929        54,351
     Rents received in advance                             527,943       461,450
     Distributions payable to partners                     444,130       444,611
     Discounted lease rentals                           17,522,335    23,437,868
                                                       -----------   -----------

     Total liabilities                                  19,174,423    25,082,964
                                                       -----------   -----------

PARTNERS' CAPITAL:
     General partner                                             -             -
     Limited partners:
         Class A                                        36,396,408    36,936,407
         Class B                                           447,287       451,938
                                                       -----------   -----------

     Total partners' capital                            36,843,695    37,388,345
                                                       -----------   -----------

     Total liabilities and partners' capital           $56,018,118   $62,471,309
                                                       ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Three Months Ended                         Six Months Ended
                                                                     June 30,                                   June 30,
                                                       ---------------------------------           ---------------------------------
                                                           1997                 1996                  1997                  1996
                                                       -----------           -----------           -----------           -----------
REVENUE:
  Operating lease rentals                              $ 4,534,292           $ 3,640,550           $ 9,456,796           $ 6,534,019
  Direct finance lease income                               96,201                99,037               191,475               189,826
  Equipment sales margin                                   465,943                17,311               908,899               110,831
  Interest income                                           34,408               125,700                55,830               249,588
                                                       -----------           -----------           -----------           -----------

     Total revenue                                       5,130,844             3,882,598            10,613,000             7,084,264
                                                       -----------           -----------           -----------           -----------

EXPENSES:
  Depreciation and amortization                          3,480,210             2,631,826             7,194,029             4,927,197
  Management fees paid to general partner                  101,630                85,627               217,946               152,748
  Direct services from general partner                      25,789                23,607                48,556                48,564
  General and administrative                                49,671                67,826               109,543               143,446
  Interest on discounted lease rentals                     380,024               383,784               826,686               719,272
  Provision for losses                                      25,000                     -                50,000                     -
                                                       -----------           -----------           -----------           -----------

     Total expenses                                      4,062,324             3,192,670             8,446,760             5,991,227
                                                       -----------           -----------           -----------           -----------


NET INCOME                                             $ 1,068,520           $   689,928           $ 2,166,240           $ 1,093,037
                                                       ===========           ===========           ===========           ===========

NET INCOME ALLOCATED:
  To the general partner                               $    13,285           $    15,039           $    26,582           $    41,743
  To the Class A limited partners                        1,044,583               668,071             2,118,059             1,040,658
  To the Class B limited partner                            10,652                 6,818                21,599                10,636
                                                       -----------           -----------           -----------           -----------

                                                       $ 1,068,520           $   689,928           $ 2,166,240           $ 1,093,037
                                                       ===========           ===========           ===========           ===========

Net income per weighted average Class A
     limited partner unit outstanding                  $      2.11           $      1.34           $      4.27           $      2.24
                                                       ===========           ===========           ===========           ===========

  Weighted average Class A limited
    partner units outstanding                              496,157               499,394               496,358               465,094
                                                       ===========           ===========           ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                              --------------------------------------
                                                                                                  1997                     1996
                                                                                              ------------             -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $ 13,109,723             $  7,838,285
                                                                                              ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases from affiliate                                  (2,434,939)             (14,497,042)
     Investment in direct finance leases, acquired from affiliate                                  (39,904)                (776,599)
                                                                                              ------------             ------------
Net cash used in investing activities                                                           (2,474,843)             (15,273,641)
                                                                                              ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Class A capital contributions                                                         -               11,623,048
     Proceeds from Class B capital contributions                                                         -                  130,000
     Proceeds from discounted lease rentals                                                              -                4,767,017
     Principal payments on discounted lease rentals                                             (5,915,533)              (3,789,846)
     Redemptions of Class A limited partner units                                                  (52,709)                 (12,089)
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units                                                  -               (1,204,455)
     Non-accountable organization and offering expenses
         reimbursement paid to the general partner in connection
         with the sale of Class A limited partner units                                                  -                 (550,388)
     Distributions to partners                                                                  (2,658,663)              (2,365,475)
                                                                                              ------------             ------------
Net cash (used in) provided by financing activities                                             (8,626,905)               8,597,812
                                                                                              ------------             ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        2,007,975                1,162,456

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   798,140                6,774,071
                                                                                              ------------             ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  2,806,115             $  7,936,527
                                                                                              ============             ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                                                $    826,686             $    719,272



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

2.   Equipment Purchases
     -------------------

     During the six months ended June 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):



                                                                                           Acquisition          Total
                                            Equipment                      Cost of           Fees and         Equipment
           Lessee                          Description                    Equipment       Reimbursements    Purchase Price
     ------------------              ---------------------------        -----------       --------------    --------------

     HK Systems, Inc.                Phone system                       $   38,568        $    1,336        $   39,904
     Maryland Casualty               Mail sorter system upgrade              8,523               295             8,818
     Texas Utilities                 Cisco routers                         137,936             4,393           142,329
     System One                      Computer network                      670,650            22,516           693,166
     General Motors                  Material handling equipment             6,320               219             6,539
     General Motors                  Material handling equipment            38,079             1,319            39,398
     General Motors                  Forklift                                7,681               266             7,947
     Thomson Industries              Gear shaper                            64,304             2,228            66,532
     Owens Corning                   Computer equipment                  1,074,472            37,230         1,111,702
     William Sonoma                  POS equipment                         237,154             8,219           245,373
     General Motors                  Scrubbers                              12,904               447            13,351
     Paramount                       Printing equipment                     96,442             3,342            99,784
                                                                        ----------        ----------        ----------
                                                                        $2,393,033        $   81,810        $2,474,843
                                                                        ==========        ==========        ==========


      At June 30, 1997, the general partner had identified $1.4 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:



                                                  Condensed Statements                         Condensed Statements
                                                     of Income for          The effect on          of Income for       The effect on
                                                    the three months          net income           the six months        net income
                                                     ended June 30,           of changes           ended June 30,        of changes
                                               --------------------------       between     --------------------------     between
                                                   1997          1996           periods         1997          1996         periods
                                               ------------  ------------   -------------   ------------  ------------   -----------

Leasing margin                               $   770,259    $   723,977    $    46,282    $ 1,627,556    $ 1,077,376    $   550,180
Equipment sales margin                           465,943         17,311        448,632        908,899        110,831        798,068
Interest income                                   34,408        125,700        (91,292)        55,830        249,588       (193,758)
Management fees paid to general partner         (101,630)       (85,627)       (16,003)      (217,946)      (152,748)       (65,198)
Direct services from general partner             (25,789)       (23,607)        (2,182)       (48,556)       (48,564)             8
General and administrative                       (49,671)       (67,826)        18,155       (109,543)      (143,446)        33,903
Provision for losses                             (25,000)             -        (25,000)       (50,000)             -        (50,000)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Net income                                   $ 1,068,520    $   689,928    $   378,592    $ 2,166,240    $ 1,093,037    $ 1,073,203
                                             ===========    ===========    ===========    ===========    ===========    ===========


LEASING MARGIN

Leasing margin consists of the following:


                                                                    Three months ended                     Six months ended
                                                                        June 30,                               June 30,
                                                              ------------------------------        ------------------------------
                                                                  1997              1996                1997              1996
                                                              ------------      ------------        ------------      ------------
Operating lease rentals                                       $ 4,534,292        $ 3,640,550        $ 9,456,796        $ 6,534,019
Direct finance lease income                                        96,201             99,037            191,475            189,826
Depreciation and amortization                                  (3,480,210)        (2,631,826)        (7,194,029)        (4,927,197)
Interest expense on discounted lease rentals                     (380,024)          (383,784)          (826,686)          (719,272)
                                                              -----------        -----------        -----------        -----------
   Leasing margin                                             $   770,259        $   723,977        $ 1,627,556        $ 1,077,376
                                                              ===========        ===========        ===========        ===========

   Leasing margin ratio                                                17%                19%                17%                16%
                                                              ===========        ===========        ===========        ===========


All components of leasing margin increased due to growth in the Partnership's lease portfolio. Leasing margin ratio fluctuates primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt (including both discounted lease rentals and financed operating lease rentals). Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:



                                                             Three months ended                   Six months ended
                                                                 June 30,                             June 30,
                                                      ------------------------------      ------------------------------
                                                          1997              1996              1997              1996
                                                      ------------      ------------      ------------      ------------

Equipment sales revenue                               $ 1,450,144       $   124,692       $ 3,229,410       $   435,815
Cost of equipment sales                                  (984,201)         (107,381)       (2,320,511)         (324,984)
                                                      -----------       -----------       -----------       -----------
   Equipment sales margin                             $   465,943       $    17,311       $   908,899       $   110,831
                                                      ===========       ===========       ===========       ===========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular quarter. Revenue from equipment sales increased during 1997, compared to 1996, primarily due to revenue from the sale of earth moving equipment.

INTEREST INCOME

Interest income decreased for the six months ended June 30, 1997 compared to the corresponding period in 1996, due to a decrease in invested cash. During a significant portion of the six months ended June 30, 1996, the Partnership was in its offering period and as such, invested cash was generally higher pending purchase of additional equipment.

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

During the six months ended June 30, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $2,474,843. At June 30, 1997, the general partner had identified $1.4 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

During the six months ended June 30, 1997, the Partnership declared distributions to the partners of $2,658,181 ($444,130 of which was paid during July 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   By:  CAI Equipment Leasing IV Corp.


Dated:  August 11, 1997            By:  /s/Anthony M. DiPaolo
                                        ---------------------
                                        Anthony M. DiPaolo
                                        Senior Vice President