Form 10-Q
period 1997-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1997-11-13
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                              33-44158
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

                        Exhibit Index appears on Page 12

                               Page 1 of 13 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1997


                                Table of Contents
                                -----------------


PART I.     FINANCIAL INFORMATION                                           PAGE
                                                                            ----

   Item 1.  Financial Statements (Unaudited)

            Balance Sheets - September 30, 1997 and December 31, 1996        3

            Statements of Income - Three and Nine months ended
            September 30, 1997 and 1996                                      4

            Statements of Cash Flows - Nine months ended
            September 30, 1997 and 1996                                      5

            Notes to Financial Statements                                   6-7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-11


PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                 12

            Signature                                                        13

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                    September 30,  December 31,
                                                        1997           1996
                                                    -------------  ------------

Cash and cash equivalents                            $  2,534,936  $    798,140
Accounts receivable                                     1,257,907       883,201
Receivable from affiliates                                      -        42,691
Net investment in direct finance leases                 3,959,098     5,479,265
Leased equipment, net                                  46,399,885    55,268,012
                                                     ------------  ------------

     Total assets                                    $ 54,151,826  $ 62,471,309
                                                     ============  ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $  1,049,778  $    684,684
     Payable to affiliates                                 42,760        54,351
     Rents received in advance                            495,733       461,450
     Distributions payable to partners                    443,222       444,611
     Discounted lease rentals                          15,248,332    23,437,868
                                                     ------------  ------------

     Total liabilities                                 17,279,825    25,082,964
                                                     ------------  ------------

Partners' capital:
     General partner                                            -             -
     Limited partners:
         Class A                                       36,423,653    36,936,407
         Class B                                          448,348       451,938
                                                     ------------  ------------

     Total partners' capital                           36,872,001    37,388,345
                                                     ------------  ------------

     Total liabilities and partners' capital         $ 54,151,826  $ 62,471,309
                                                     ============  ============


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended               Nine Months Ended
                                                           September 30,                  September 30,
                                                   -----------------------------   -----------------------------
                                                       1997             1996           1997            1996
                                                   ------------     ------------   -------------    ------------
REVENUE:
  Operating lease rentals                           $ 4,627,126      $ 4,747,128    $ 14,083,922    $ 11,281,147
  Direct finance lease income                            92,109          114,170         283,584         303,996
  Equipment sales margin                                567,588                -       1,476,487         110,831
  Interest income                                        28,929           46,896          84,759         296,484
                                                    -----------      -----------    ------------    ------------
     Total revenue                                    5,315,752        4,908,194      15,928,752      11,992,458
                                                    -----------      -----------    ------------    ------------
EXPENSES:
  Depreciation and amortization                       3,280,891        3,712,368      10,474,920       8,639,565
  Management fees paid to general partner               100,199          109,378         318,145         262,126
  Direct services from general partner                   40,828           23,134          89,384          71,698
  General and administrative                             50,416           69,717         159,959         213,163
  Interest on discounted lease rentals                  324,429          537,780       1,151,115       1,257,052
  Provision for losses                                  100,000                -         150,000               -
                                                    -----------      -----------    ------------    ------------
     Total expenses                                   3,896,763        4,452,377      12,343,523      10,443,604
                                                    -----------      -----------    ------------    ------------
NET INCOME                                          $ 1,418,989      $   455,817    $  3,585,229    $  1,548,854
                                                    ===========      ===========    ============    ============
NET INCOME ALLOCATED:
  To the general partner                            $    13,265      $    13,329    $     39,847    $     55,072
  To the Class A limited partners                     1,391,537          438,014       3,509,596       1,478,672
  To the Class B limited partner                         14,187            4,474          35,786          15,110
                                                    -----------      -----------    ------------    ------------

                                                    $ 1,418,989      $   455,817    $  3,585,229    $  1,548,854
                                                    ===========      ===========    ============    ============
  Net income per weighted average Class A
       limited partner unit outstanding             $      2.81      $       .88    $       7.07    $       3.12
                                                    ===========      ===========    ============    ============
  Weighted average Class A limited
    partner units outstanding                           495,948          497,874         496,220         474,939
                                                    ===========      ===========    ============    ============


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine months Ended
                                                                           September 30,
                                                                   ------------------------------
                                                                       1997              1996
                                                                   ------------     -------------

Net cash provided by operating activities                          $ 19,396,833     $  13,242,641
                                                                   ------------     -------------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate       (5,219,336)      (22,813,728)
     Investment in direct finance leases, acquired from affiliate       (50,602)         (776,599)
                                                                   ------------     -------------
Net cash used in investing activities                                (5,269,938)      (23,590,327)
                                                                   ------------     -------------

Cash flows from financing activities:
     Proceeds from Class A capital contributions                              -        11,623,048
     Proceeds from Class B capital contributions                              -           130,000
     Proceeds from discounted lease rentals                                   -         4,767,017
     Principal payments on discounted lease rentals                  (8,287,137)       (6,610,159)
     Redemptions of Class A limited partner units                      (116,865)          (74,386)
     Commissions paid to affiliate in connection
         with the sale of Class A limited partner units                       -        (1,162,305)
     Non-accountable organization and offering expenses
         reimbursement paid to the general partner in connection
         with the sale of Class A limited partner units                       -          (526,615)
     Distributions to partners                                       (3,986,097)       (3,693,153)
                                                                   ------------     -------------
Net cash (used in) provided by financing activities                 (12,390,099)        4,453,447
                                                                   ------------     -------------

Net increase (decrease) in cash and cash equivalents                  1,736,796        (5,894,239)
Cash and cash equivalents at beginning of period                        798,140         6,774,071
                                                                   ------------     -------------
Cash and cash equivalents at end of period                         $  2,534,936     $     879,832
                                                                   ============     =============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                     $  1,151,115     $   1,257,052
Supplemental disclosure of noncash investing and
     financing activities:
     Discounted rentals assumed in equipment acquisitions                97,600        11,373,696


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

2.   Equipment Purchases
     -------------------

     During the nine months ended September 30, 1997, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                              Acquisition         Total
                                              Equipment                      Cost of            Fees and         Equipment
               Lessee                        Description                    Equipment        Reimbursements    Purchase Price
      ---------------------------     ---------------------------        ------------        --------------    --------------

      HK Systems, Inc.                Phone system                       $    38,568            $   1,336       $    39,904
      Maryland Casualty               Mail sorter system upgrade               8,523                  295             8,818
      Texas Utilities                 Cisco routers                          137,936                4,393           142,329
      System One                      Computer network                       670,650               22,516           693,166
      General Motors Corp.            Material handling equipment              6,320                  219             6,539
      General Motors Corp.            Material handling equipment             38,079                1,319            39,398
      General Motors Corp.            Forklift                                 7,681                  266             7,947
      Thomson Industries              Gear shaper                             64,304                2,228            66,532
      Owens Corning                   Computer equipment                   1,074,472               37,230         1,111,702
      William Sonoma                  POS equipment                          237,154                8,218           245,372
      General Motors Corp.            Scrubbers                               12,904                  447            13,351
      Paramount                       Printing equipment                      96,442                3,342            99,784
      Alliant Techsystems, Inc.       Reflow oven                             68,786                2,384            71,170
      HK Systems                      Computer equipment                      10,339                  358            10,697
      Diamond Shamrock Refining       POS equipment                        1,692,369               58,640         1,751,009
      Analysis & Technology, Inc.     Computer equipment                     114,693                3,864           118,557
      General Motors Corp.            Material handling equipment            113,364                3,929           117,293
      General Motors Corp.            Material handling equipment             83,701                2,901            86,602





2.    Equipment Purchases

                                                                                              Acquisition         Total
                                              Equipment                      Cost of            Fees and         Equipment
               Lessee                        Description                    Equipment        Reimbursements    Purchase Price
      ---------------------------     ---------------------------        ------------        --------------    --------------

      General Motors Corp.            Material handling equipment             21,717            $     753       $    22,470
      General Motors Corp.            Material handling equipment             22,994                  797            23,791
      General Motors Corp.            Material handling equipment            187,773                6,506           194,279
      General Motors Corp.            Material handling equipment            241,831                8,379           250,210
      General Motors Corp.            Material handling equipment             54,123                1,876            55,999
      General Motors Corp.            Material handling equipment             55,777                1,933            57,710
      General Motors Corp.            Material handling equipment             75,371                2,611            77,982
      General Motors Corp.            Material handling equipment             14,236                  493            14,729
      General Motors Corp.            Material handling equipment             38,852                1,346            40,198
                                                                         -----------            ---------       -----------
                                                                         $ 5,188,959            $ 178,579       $ 5,367,538
                                                                         ===========            =========       ===========



      At September 30, 1997, the general partner had identified $4.7 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                      Condensed Statements                        Condensed Statements
                                          of Income for          The effect on       of Income for            The effect on
                                        the three months          net income         the nine months            net income
                                       ended September 30,        of changes      ended September 30,           of changes
                                    -------------------------      between       -------------------------       between
                                       1997          1996          periods          1997           1996          periods
                                    ----------    -----------   -------------    ----------     ----------    -------------

Leasing margin                     $ 1,113,915     $  611,150     $  502,765    $ 2,741,471    $ 1,688,526     $ 1,052,945
Equipment sales margin                 567,588              -        567,588      1,476,487        110,831       1,365,656
Interest income                         28,929         46,896        (17,967)        84,759        296,484        (211,725)
Management fees paid to
   general partner                    (100,199)      (109,378)         9,179       (318,145)      (262,126)        (56,019)
Direct services from
   general partner                     (40,828)       (23,134)       (17,694)       (89,384)       (71,698)        (17,686)
General and administrative             (50,416)       (69,717)        19,301       (159,959)      (213,163)         53,204
Provision for losses                  (100,000)             -       (100,000)      (150,000)             -        (150,000)
                                   -----------     ----------     ----------    -----------    -----------     -----------
Net income                         $ 1,418,989     $  455,817     $  963,172    $ 3,585,229    $ 1,548,854     $ 2,036,375
                                   ===========     ==========     ==========    ===========    ===========     ===========


LEASING MARGIN

Leasing margin consists of the following:


                                                        Three months ended               Nine months ended
                                                            September 30,                   September 30,
                                                  ----------------------------    -----------------------------
                                                      1997            1996            1997             1996
                                                  ------------    ------------    ------------     ------------

Operating lease rentals                           $  4,627,126    $  4,747,128   $  14,083,922     $ 11,281,147
Direct finance lease income                             92,109         114,170         283,584          303,996
Depreciation and amortization                       (3,280,891)     (3,712,368)    (10,474,920)      (8,639,565)
Interest expense on discounted lease rentals          (324,429)       (537,780)     (1,151,115)      (1,257,052)
                                                  ------------    ------------   -------------     ------------
   Leasing margin                                 $  1,113,915    $    611,150   $   2,741,471     $  1,688,526
                                                  ============    ============   =============     ============

   Leasing margin ratio                                     24%             14%             19%              16%
                                                            ==              ==              ==               ==


All components of leasing margin decreased for the three months ended September 30, 1997 due to portfolio runoff. Operating lease rentals and depreciation increased for the nine months ended September 30, 1997, compared to the comparable period of 1996 due to a higher average operating lease portfolio. The decrease in interest expense was directly related to a decrease in the average outstanding non-recourse debt balance in the comparable periods.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin ratio increased, and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                               Three months ended         Nine months ended
                                  September 30,              September 30,
                           ------------------------   -------------------------
                               1997         1996          1997          1996
                           ------------   ---------   ------------   ----------

Equipment sales revenue    $  1,817,339   $       -   $  5,046,749   $  454,045
Cost of equipment sales      (1,249,751)          -     (3,570,262)    (343,214)
                           ------------   ---------   ------------   ----------
  Equipment sales margin   $    567,588   $       -   $  1,476,487   $  110,831
                           ============   =========   ============   ==========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular quarter. Revenue from equipment sales increased primarily due to revenue from the sale of manufacturing, earth moving and computer equipment.

INTEREST INCOME

Interest income decreased due to a decrease in invested cash. During a significant portion of the nine months ended September 30, 1996, the Partnership was in its offering period and as such, invested cash was generally higher pending purchase of additional equipment.

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

The provision of losses recorded for the nine months ended September 30, 1997 was primarily due to the Partnership's loss exposure related to a troubled lessee. In addition, there were also losses related to the sale of equipment having a lower fair market value than originally anticipated.


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

During the nine months ended September 30, 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of $5,367,538. At September 30, 1997, the general partner had identified $4.7 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1997.

During the nine months ended September 30, 1997, the Partnership declared distributions to the partners of $3,984,708 ($443,222 of which was paid during October 1997). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CAPITAL PREFERRED YIELD FUND-III, L.P.

                                      By:  CAI Equipment Leasing IV Corp.


Dated:  November 13, 1997             By:  /s/Anthony M. DiPaolo
                                           ---------------------
                                           Anthony M. DiPaolo
                                           Senior Vice President