Form 10-K
period 1997-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1998-03-26
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission file number 33-44158


                        CAPITAL PREFERRED YIELD FUND-III
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----.

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


                        Exhibit Index Appears on Page 38

                               Page 1 of 39 Pages

Item 1.  Business
         --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the sole Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII was required to contribute cash of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. In addition, the Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of the CAII were made simultaneously with the purchase of equipment by the Partnership. As of December 31, 1997, CAII contributed $500,000 to the Partnership making it the largest single investor in the Partnership.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors (which was achieved on April 10, 1996) for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ends approximately June 30, 2000); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within three years of the end of the reinvestment period.

During 1997, the Partnership acquired capital of various types under lease to third parties. All of the capital was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The capital is generally comprised of material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1997. The Partnership expects that a majority of the equipment purchased during 1998 will be similar in nature to that mentioned above.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. This non-recourse debt financing will be utilized to finance the purchase of equipment under lease or to invest the proceeds therefrom in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

         --------

During 1997, the Partnership leased equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 70% of the Partnership's total equipment under lease was leased to investment grade lessees as of December 31, 1997. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment will be expected to provide additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

The Partnership's business is not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). The amount of future distributions to the partners will depend, in part, on future interest rates.

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

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities enable it to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total rental revenue of Partnership during 1997.

The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2011. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated prior to that date.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.


Item 5.  Market  for  the  Partnership's  Common  Equity and Related Stockholder
         -----------------------------------------------------------------------
         Matters
         -------

(a) The Partnership's Class A limited partner units, Class B interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)      At December 31, 1997, there were 2,891 Class A limited partners.

(c)      Distributions
         -------------

         During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
              For the            Payment          (computed on         Total
           Period Ended        Made During      weighted average)  Distributions
           ------------        -----------      -----------------  -------------

         December 31, 1996     January 1997          $ 0.875        $   435,790
         January 31, 1997      February 1997           0.875            433,808
         February 28, 1997     March 1997              0.875            433,807
         March 31, 1997        April 1997              0.875            435,690
         April 30, 1997        May 1997                0.875            433,388
         May 31, 1997          June 1997               0.875            433,344
         June 30, 1997         July 1997               0.875            435,313
         July 31, 1997         August 1997             0.875            432,883
         August 31, 1997       September 1997          0.875            432,839
         September 30, 1997    October 1997            0.875            434,415
         October 31, 1997      November 1997           0.875            432,576
         November 30, 1997     December 1997           0.875            431,108
                                                     -------        -----------
                                                     $ 10.50        $ 5,204,961
                                                     =======        ===========

Item 5.  Market  for  the  Partnership's  Common Equity  and Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------
(c)      Distributions, continued
         -------------

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

         The distribution for the month ended December 31, 1997, totaling $432,859, was paid to the Class A limited partners on January 5, 1998. Distributions to the general partner and Class B limited partner during 1997 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

         The general partner believes that the Partnership will generate sufficient cash flows from operations during 1998, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% on their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

         During 1996, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
            For the                Payment       (computed on          Total
         Period Ended            made during    weighted average)  Distributions
         ------------            -----------    -----------------  -------------

         December 31, 1995     January 1996       $ 0.875           $   313,566
         January 31, 1996      February 1996        0.875               345,254
         February 28, 1996     March 1996           0.875               376,218
         March 31, 1996        April 1996           0.875               414,345
         April 30, 1996        May 1996             0.875               434,253
         May 31, 1996          June 1996            0.875               435,339
         June 30, 1996         July 1996            0.875               436,957
         July 31, 1996         August 1996          0.875               435,339
         August 31, 1996       September 1996       0.875               434,827
         September 30, 1996    October 1996         0.875               436,228
         October 31, 1996      November 1996        0.875               434,346
         November 30, 1996     December 1996        0.875               433,908
                                                  -------           -----------
                                                  $ 10.50           $ 4,930,580
                                                  =======           ===========

Item 5.  Market  for  the  Partnership's  Common Equity  and Related Stockholder
         -----------------------------------------------------------------------
         Matters, continued
         -------
(c)      Distributions, continued
         -------------

         The following represents annual and cumulative distributions per Class A limited partner unit, as described in Footnote 1 to Notes to Consolidated Financial Statements.

                                               Distributions per
                                $ Per           Class A Limited
                               Class A           Partner Unit
           Payment          Limited Partner      (computed on
         Made During         Unit Invested     weighted average)        % (1)
         -----------        ---------------    -----------------        -----

            1994               $ 100                $  5.25             10.5%
            1995                                      10.50             10.5%
            1996                                      10.50             10.5%
            1997                                      10.50             10.5%
                                                    -------
                                                    $ 36.75
                                                    =======

         (1) Cumulative distributions, as described in Footnote 1 to Notes to Consolidated Financial Statements began July 1994.


Item 6.  Selected Financial Data
         -----------------------

The following selected financial data relates to the years ended December 31, 1994 through 1997. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8.



                                                                   1997              1996              1995             1994
                                                                   ----              ----              ----             ----

Total revenue                                                  $20,994,438       $17,245,131       $ 8,195,180       $   512,864

Net income                                                       4,414,329         2,074,001           553,710            42,939

Net income per weighted average Class A
  limited partner unit outstanding                                    8.71              4.13              1.91              0.27

Total assets                                                    53,890,874        62,471,309        48,463,584        12,365,947

Discounted lease rentals                                        15,828,174        23,437,868        16,863,892         1,159,380

Distributions declared to Class A limited partners               5,202,029         5,052,804         2,660,332           451,009

Distributions declared per monthly weighted average
  Class A limited partner unit outstanding                           10.50             10.50             10.50              6.13


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                          Condensed                                      Condensed
                                     Statements of Income        The effect on      Statements of Income       The effect on
                                        for the years             net income           for the years            net income
                                     ended December 31,           of changes         ended December 31,         of changes
                                 ---------------------------       between       ---------------------------      between
                                    1997             1996          years            1996             1995          years
                                 -----------      ----------     -----------     -----------   -------------   -------------

Leasing margin                   $ 3,496,347     $ 2,442,000     $ 1,054,347     $ 2,442,000     $ 1,044,113     $ 1,397,887
Equipment sales margin             1,821,419         110,831       1,710,588         110,831               -         110,831
Interest income                      112,367         320,679        (208,312)        320,679         238,293          82,386
Provision for losses                (250,000)        (50,000)       (200,000)        (50,000)       (275,000)        225,000
Management fees paid to
    general partner                 (409,275)       (390,559)        (18,716)       (390,559)       (156,351)       (234,208)
Direct services from
    general partner                 (120,015)        (93,690)        (26,325)        (93,690)        (93,598)            (92)
General and administrative          (236,514)       (265,260)         28,746        (265,260)       (203,747)        (61,513)
                                 -----------     -----------     -----------     -----------     -----------     -----------
      Net income                 $ 4,414,329     $ 2,074,001     $ 2,340,328     $ 2,074,001 $       553,710     $ 1,520,291
                                 ===========     ===========     ===========     ===========     ===========     ===========


LEASING MARGIN

Leasing margin consists of the following:

                                           Years ended December 31,
                                 ----------------------------------------------
                                      1997             1996             1995
                                      ----             ----             ----

Operating lease rentals          $ 18,695,558     $ 16,399,312     $  7,683,820
Direct finance lease income           365,094          414,309          273,067
Depreciation                      (14,058,981)     (12,585,981)      (5,895,602)
Interest expense on discounted
 lease rentals                     (1,505,324)      (1,785,640)      (1,017,172)
                                 ------------     ------------     ------------
  Leasing margin                 $  3,496,347     $  2,442,000     $  1,044,113
                                 ============     ============     ============
  Leasing margin ratio                     18%              15%              13%
                                 ============     ============     ============

Operating lease rentals and depreciation increased 14% and 113% for the years ended December 31, 1997 and 1996, respectively compared to the prior years due to a higher average operating lease portfolio. The decrease in interest expense for the year ended December 31, 1997 and the increase in interest expense for the year ended December 31, 1996 compared to the previous years was directly related to the change in the average outstanding non-recourse debt balance during the comparable periods.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

LEASING MARGIN, continued

Leasing margin ratio increased for the years ended December 31, 1997 and 1996, and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as, future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:
                                                      Years ended December 31,
                                                   -----------------------------
                                                       1997             1996
                                                       ----             ----

Equipment sales revenue                            $ 6,776,782      $   454,045
Cost of equipment sales                             (4,955,363)        (343,214)
                                                   -----------      -----------
Equipment sales margin                             $ 1,821,419      $   100,831
                                                   ===========      ===========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Revenue from equipment sales increased primarily due to revenue from the sales of manufacturing, earth moving and computer equipment.

INTEREST INCOME

Interest income decreased in 1997 compared to 1996 due to a decrease in invested cash. During a significant portion of 1996, the Partnership was in its offering period and as such, invested cash was generally higher pending purchases of additional equipment.

Interest income increased in 1996 compared to 1995 due to an increase in invested cash from sales of Class A limited partner units pending the Partnership's initial acquisition of equipment.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to and direct services from general partner increased in 1997 compared to 1996 due to growth in the Partnership's lease portfolio. General and administrative expenses decreased in 1997 compared to 1996 primarily due to lower legal fees associated with bankrupt lessees.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is that it has credit and residual value exposure and, accordingly, in the ordinary course of business, it will incur losses from those exposures. The Partnership performs on-going quarterly assessments of its assets to identify any other-than-temporary losses in value.

The provision for losses recorded during 1997 was primarily due to the Partnership's loss exposure related to troubled lessees. In addition, there were also losses related to the sales of equipment having a lower fair market value than originally anticipated.

The provision for losses recorded during 1996 was primarily for a deficiency resulting from a lessee default under a note secured by a high pressure cleaning unit under lease to the lessee. Although the lessee has not filed for bankruptcy, they have discontinued their operations and have ceased making rental payments. The equipment was repossessed and sold by the lender pursuant to the terms of the non-recourse debt agreement. The sale of the equipment went toward retiring the debt and the general partner believes it is unlikely that the deficiency will be recovered.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations, continued
         -------------

Liquidity and Capital Resources, continued
-------------------------------

During 1997, 1996 and 1995, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $10,426,000, $35,688,000, and $36,496,000, respectively, net of non-recourse debt to lenders of approximately $3,240,000, $11,368,000 and $2,685,000, respectively. Also, during 1996 and 1995 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $4,767,000 and $15,970,000, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During June 1995, CAII and the Partnership entered into an agreement with a lender to debt finance up to $50 million of lease receivables as part of a lease securitization program. Under this program, the Partnership's financing obligations are collateralized by the leased equipment and related rentals, and the Partnership has no recourse liability to the lender for repayment of the debt. In addition, this securitized debt vehicle provides attractive interest rates. Aggregate closings through December 31, 1997 were $10.3 million for the Partnership.

During 1997, 1996 and 1995, the Partnership declared distributions to the partners of approximately $5,308,000, $5,155,000, and $2,712,000, respectively. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.


The general partner believes that the Partnership will generate sufficient cash flows from operations during 1998, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% on their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

            Index to Financial Statements and
            Financial Statement Schedule

                                                                           Page
                                                                          Number
            Financial Statements                                          ------
            --------------------

                    Independent Auditors' Report                            12

                    Balance Sheets as of December 31, 1997 and 1996         13

                    Statements of Income for the years ended
                      December 31, 1997, 1996 and 1995                      14

                    Statements of Partners' Capital for the years ended
                      December 31, 1997, 1996 and 1995                      15

                    Statements of Cash Flows for the years ended
                      December 31, 1997, 1996 and 1995                     16-17

                    Notes to Financial Statements                          18-29



            Financial Statement Schedule
            ----------------------------

                    Independent Auditors' Report                            30

                    Schedule II - Valuation and Qualifying Accounts         31

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                   /s/KPMG Peat Marwick LLP
                                   ------------------------
                                   KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                                     ASSETS

                                                          1997          1996
                                                      ------------  ------------

Cash and cash equivalents                             $  2,813,686  $    798,140
Accounts receivable                                      1,044,068       883,201
Receivable from related party                                6,523        42,691
Equipment held for sale or re-lease                        506,197             -
Net investment in direct finance leases                  3,326,833     5,479,265
Leased equipment, net                                   46,193,567    55,261,435
Deferred financing costs                                         -         6,577
                                                      ------------  ------------
    Total assets                                      $ 53,890,874  $ 62,471,309
                                                      ============  ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities            $    687,727  $    684,684
  Payables to affiliates                                    39,276        54,351
  Rents received in advance                                632,478       461,450
  Distributions payable to partners                        441,650       444,611
  Discounted lease rentals                              15,828,174    23,437,868
                                                      ------------  ------------
  Total liabilities                                     17,629,305    25,082,964
                                                      ------------  ------------

Partners' capital:
  General partner                                                -             -
  Limited partners:
    Class A 500,000 units authorized; 493,362 and
      496,660 units issued and outstanding in 1997
      and 1996, respectively                            35,818,106    36,936,407
    Class B                                                443,463       451,938
                                                      ------------  ------------

      Total partners' capital                           36,261,569    37,388,345
                                                      ------------  ------------

      Total liabilities and partners' capital         $ 53,890,874  $ 62,471,309
                                                      ============  ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                  Years ended December 31, 1997, 1996 and 1995



                                                      1997             1996             1995
                                                  -----------      -----------      -----------
REVENUE:
    Operating lease rentals                       $18,695,558      $16,399,312      $ 7,683,820
    Direct finance lease income                       365,094          414,309          273,067
    Equipment sales margin                          1,821,419          110,831                -
    Interest income                                   112,367          320,679          238,293
                                                  -----------      -----------      -----------
          Total revenue                            20,994,438       17,245,131        8,195,180
                                                  -----------      -----------      -----------

EXPENSES:
    Depreciation                                   14,058,981       12,585,981        5,895,602
    Management fees payable to general partner        409,275          390,559          156,351
    Direct services from general partner              120,015           93,690           93,598
    General and administrative                        236,514          265,260          203,747
    Interest on discounted lease rentals            1,505,324        1,785,640        1,017,172
    Provision for losses                              250,000           50,000          275,000
                                                  -----------      -----------      -----------
             Total expenses                        16,580,109       15,171,130        7,641,470
                                                  -----------      -----------      -----------
Net income                                        $ 4,414,329      $ 2,074,001      $   553,710
                                                  ===========      ===========      ===========

Net income allocated:
    To the general partner                        $    53,076      $    68,376      $    64,746
    To the Class A limited partners                 4,317,228        1,985,340          483,976
    To the Class B limited partner                     44,025           20,285            4,988
                                                  -----------      -----------      -----------
                                                  $ 4,414,329      $ 2,074,001      $   553,710
                                                  ===========      ===========      ===========

Net income per weighted average Class A limited
    partner unit outstanding                      $      8.71      $      4.13      $      1.91
                                                  ===========      ===========      ===========

Weighted average Class A limited partner
    units outstanding                                 495,621          480,456          253,759
                                                  ===========      ===========      ===========







                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years ended December 31, 1997, 1996 and 1995


                                                        Class A
                                                        Limited       Class A      Class B
                                            General     Partner       Limited      Limited
                                            Partner      Units        Partners     Partner         Total
                                            -------      -----        --------     -------         -----

Partners' capital, January 1, 1995        $       -    130,993    $ 10,799,497    $ 130,233    $ 10,929,730

Capital contributions                             -    252,777      25,277,699      240,000      25,517,699
Commissions and offering costs on
  sales of Class A limited partner units    (36,071)         -      (3,571,045)           -      (3,607,116)
Redemptions                                       -     (1,655)       (146,220)           -        (146,220)
Net income                                   64,746          -         483,976        4,988         553,710
Distributions declared to partners          (28,675)         -      (2,660,332)     (23,179)     (2,712,186)
                                          ---------   --------    ------------    ---------    ------------

Partners' capital, December 31, 1995              -    382,115      30,183,575      352,042      30,535,617

Capital contributions                             -    116,230      11,623,048      130,000      11,753,048
Commissions and offering costs on
  sales of Class A limited partner units    (16,889)         -      (1,672,031)           -      (1,688,920)
Redemptions                                       -     (1,685)       (130,721)           -        (130,721)
Net income                                   68,376          -       1,985,340       20,285       2,074,001
Distributions declared to partners          (51,487)         -      (5,052,804)     (50,389)     (5,154,680)
                                          ---------   --------    ------------    ---------    ------------

Partners' capital, December 31, 1996              -    496,660      36,936,407      451,938      37,388,345

Redemptions                                       -     (3,250)       (233,500)           -        (233,500)
Net income                                   53,076          -       4,317,228       44,025       4,414,329
Distributions declared to partners          (53,076)         -      (5,202,029)     (52,500)     (5,307,605)
                                          ---------   --------    ------------    ---------    ------------

Partners' capital, December 31, 1997      $       -    493,410    $ 35,818,106    $ 443,463    $ 36,261,569
                                          =========   ========    ============    =========    ============










                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995



                                                                           1997             1996             1995
                                                                       ------------     ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $  4,414,329     $  2,074,001     $    553,710
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                         14,058,981       12,585,981        5,895,602
    Provision for losses                                                    250,000           50,000          275,000
    Cost of equipment sales                                               4,955,363          343,214                -
    Recovery of investment in direct finance leases                       1,903,849        2,204,916          737,285
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                           (188,746)         484,435       (1,231,163)
      (Increase) decrease in receivable from related party                   36,168          (42,691)          19,917
      (Increase) decrease in deferred financing costs                         6,577           79,137          (85,714)
      Increase in accounts payable and accrued liabilities                    3,043          282,898          282,983
      Increase (decrease) in payables to affiliates                         (15,075)         (51,845)          16,301
      Increase in rents received in advance                                 171,028          225,264          229,446
                                                                       ------------     ------------     ------------
Net cash provided by operating activities                                25,595,517       18,235,310        6,693,367
                                                                       ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment on operating leases from affiliate            (7,135,854)     (23,483,867)     (29,208,749)
    Investment in direct financing leases, acquired from affiliates         (50,602)        (836,057)      (4,602,039)
                                                                       ------------     ------------     ------------
Net cash used in investing activities                                    (7,186,456)     (24,319,924)     (33,810,788)
                                                                       ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Class A capital contributions                                   -       11,623,048       25,277,699
    Proceeds from Class B capital contributions                                   -          130,000          240,000
    Proceeds from discounted lease rentals                                        -        4,767,017       15,969,859
    Principal payments on discounted lease rentals                      (10,849,449)      (9,561,511)      (2,950,770)
    Redemptions of Class A limited partner units                           (233,500)        (130,721)        (146,220)
    Commissions paid to affiliate in connection with the sale of
      Class A limited partner units                                               -       (1,162,305)      (2,500,740)
    Non-accountable organization and offering expense
      reimbursement paid to the general partner in
      connection with the sale of Class A limited partner units                   -         (526,615)      (1,064,160)
    Distributions to partners                                            (5,310,566)      (5,030,230)      (2,489,733)
                                                                       ------------     ------------     ------------
Net cash (used in) provided by financing activities                     (16,393,515)         108,683       32,335,935
                                                                       ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,015,546       (5,975,931)       5,218,514
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              798,140        6,774,071        1,555,557
                                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  2,813,686     $    798,140     $  6,774,071
                                                                       ============     ============     ============






                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1997, 1996 and 1995
                                   (continued)

                                                                            1997             1996             1995
                                                                       ------------     ------------     ------------

Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                          $  1,505,324     $  1,785,640     $  1,017,172
Supplemental disclosure of noncash investing and
  financing activities:
    Reduction in Partners' capital accounts for commissions
      and offering costs payable to affiliates                                    -                -           42,217
    Discounted lease rentals assumed in equipment acquisitions            3,239,755       11,368,469        2,685,425































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

     The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 500,000 Class A limited partner units to 4,968 investors at a price of $100 per Class A limited partner unit.

     Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner was required to contribute cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

       During 1997, the Partnership adopted SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"). SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Partnership's financial position or results of operations.

     Long-lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including operating leases, and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including operating leases, and identifiable intangibles held by the Partnership is based on the fair value of the asset calculated by discounting the expected future cash flows at an appropriate interest rate.

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

     Non-recourse Discounting of Rentals

       The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

       Cash equivalents of approximately $2,681,000 and $747,000 at December 31, 1997 and 1996, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

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

2.   Net Investment in Direct Financing Leases
     -----------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1997 and 1996 were:

                                                      1997             1996
                                                  -----------      -----------

     Minimum lease payments receivable            $ 3,072,652      $ 5,340,323
     Estimated residual values                        606,407          749,760
     Less unearned income                            (352,226)        (610,818)
                                                  -----------      -----------

             Total                                $ 3,326,833      $ 5,479,265
                                                  ===========      ===========

3.   Leased Equipment
     ----------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, 1997 and 1996 were:

                                                        1997            1996
                                                  --------------  -------------

     Transportation and industrial equipment      $  41,131,072   $  47,672,965
     Computers and peripherals                       13,810,207      12,437,727
     Furniture, fixtures and equipment               14,197,395      13,329,611
     Other                                            1,963,783         657,330
                                                  -------------   -------------
                                                     71,102,457      74,097,633
     Less accumulated depreciation                  (24,677,113)    (18,658,399)
     Allowance for losses                              (231,777)       (177,799)
                                                  -------------   -------------

                                                  $  46,193,567   $  55,261,435
                                                  =============   =============

     Depreciation  expense for 1997, 1996 and 1995 was $14,058,981,  $12,585,981
     and $5,895,602, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 1997 are:

          Years Ending December 31,                    DFLs            OLs
          -------------------------                    ----            ---
                  1998                            $ 1,632,178      $ 15,207,677
                  1999                              1,241,601        10,351,485
                  2000                                196,149         3,890,580
                  2001                                  2,724         1,121,646
                  2002                                      -           254,764
                  Thereafter                                -           229,962
                                                  -----------      ------------

                           Total                  $ 3,072,652      $ 31,056,114
                                                  ===========      ============

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1997 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------

                  1998                                             $  8,792,271
                  1999                                                5,593,718
                  2000                                                1,203,004
                  2001                                                  231,550
                  2002                                                    7,631
                                                                   ------------

                           Total                                   $ 15,828,174
                                                                   ============

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

       Sales Commissions and Offering Costs
       ------------------------------------

       Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which are paid to participating broker-dealers. During 1996 and 1995, CAI Securities Corporation earned commissions and fees of approximately $1,162,000 and $2,528,000, of which $992,000 and
       $2,189,000, respectively, were paid to participating broker-dealers.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

       Sales Commissions and Offering Costs, continued
       ------------------------------------

       As provided in the Partnership Agreement, the general partner earned approximately $465,000 and $1,011,000, as reimbursement for expenses incurred during 1996 and 1995, respectively, in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $62,000 and $68,000, as reimbursement for due diligence expenses incurred during 1996 and 1995, respectively.

       Capital Contributions
       ---------------------

       Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $130,000 and $240,000 during 1996 and 1995, respectively.

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled approximately $347,000, $1,185,000 and $1,210,000 in 1997, 1996
       and 1995, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

       Management Fees
       ---------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $409,000, $391,000 and $156,000 during 1997, 1996 and 1995, respectively.

       Direct Services
       ---------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $120,000, $94,000 and $94,000 during 1997, 1996 and 1995, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

       Equipment Purchases
       -------------------

       The Partnership purchased equipment from CAII, with a total purchase price of approximately $10,426,000, $35,688,000 and $36,496,000
       (including  $3,240,000,  $11,369,000  and $2,685,000 of discounted  lease rentals)  during  1997,  1996 and  1995,  respectively.  The  Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.


       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $39,000 and $54,000 during 1997 and 1996, respectively, consists of direct services, management fees and expenses payable to the general partner and its affiliates.


       Receivable from Related Party
       -----------------------------

       Receivable from related party represents rents received by the general partner for a lease that was subsequently sold to the Partnership.


7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                          1997           1996           1995
                                     -------------  -------------  ------------

     Net income per financial
       statements                    $  4,414,329   $  2,074,001   $    553,710
     Direct financing leases            1,900,541      2,192,802        737,287
     Depreciation                      (4,277,382)    (6,587,214)    (3,820,726)
     Provision for losses                 250,000         50,000        275,000
     Other                               (932,509)       595,201        (24,469)
                                     ------------   ------------   ------------

     Partnership income for
       federal income tax purposes   $  1,354,979   $ (1,675,210)  $ (2,279,198)
                                     ============   ============   ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.   Tax Information (Unaudited), continued
     ---------------------------

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                        1997            1996            1995
                                    -------------   -------------  ------------

     Partners' capital per
       financial statements         $  36,261,569   $  37,388,345  $ 30,535,617
     Commissions and offering costs     7,184,603       7,184,603     5,495,683
     Direct financing leases            4,862,737       2,962,196       769,394
     Depreciation                     (15,184,234)    (10,906,852)   (4,319,638)
     Provision for losses                 575,000         325,000       275,000
     Other                               (355,482)        582,258        (8,487)
                                    -------------   ------------- -------------

     Partners' capital for federal
       income tax purposes          $  33,344,193   $  37,535,550  $ 32,747,569
                                    =============   =============  ============

8.   Concentration of Credit Risk
     ----------------------------

     Approximately 70% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

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

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1997 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

9.   Disclosures about Fair Value of Financial Instruments, continued
     -----------------------------------------------------

     As of December 31, 1997, discounted lease rentals of approximately $15,828,000 had a fair value of approximately $15,132,000. The fair value was estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

Under date of February 6, 1998, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997 as contained in the Partnership's annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     /s/KPMG Peat Marwick LLP
                                     ------------------------
                                     KPMG PEAT MARWICK LLP

Denver, Colorado
February 6, 1998

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1997, 1996 and 1995



COLUMN A                           COLUMN B              COLUMN C              COLUMN D     COLUMN E
--------                          ----------   ---------------------------  -------------  ----------
                                  Balance at    Additions     Additions                      Balance
                                  beginning    charged to    charged to                      at end
Classification                    of period     expenses    other accounts  Deductions(1)   of period
--------------                    ---------     --------    --------------  -------------   ---------

             1997
-------------------------------
Allowance for losses:
  Equipment on leases             $ 177,799     $250,000     $       -      $ (196,022)      $ 231,777
                                  =========     ========     =========      ==========       =========


             1996
-------------------------------
Allowance for losses:
  Equipment on leases             $ 275,000    $ 50,000      $   1,331      $ (148,532)      $ 177,799
                                  =========     ========     =========      ==========       =========


             1995
-------------------------------
Allowance for losses:
  Equipment on leases             $       -     $275,000     $       -      $        -       $ 275,000
                                  =========     ========     =========      ==========      = ========








(1) Principally charge-offs of assets against the established allowances.












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

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

            CAI Equipment Leasing IV Corporation

            Name                          Positions Held
            ----                          --------------

    John F. Olmstead        President and Director

    Dennis J. Lacey         Senior Vice President and Director

    Anthony M. DiPaolo      Senior Vice President, Principle Financial and Chief
                            Administrative Officerand Director

    Richard H. Abernethy    Vice President and Director

    John A. Reed            Vice President, Assistant Secretary and Director

    Joseph F. Bukofski      Vice President, Assistant Secretary and Director

    Robert A. Golden        Director

    Mick Myers              Director

    Ann Danielson           Assistant Vice President

    David J. Anderson       Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 53, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

DENNIS J. LACEY, age 44, joined CAI as Vice President, Operations, in October 1989. Mr. Lacey was appointed Treasurer on January 1, 1991, Chief Financial Officer on April 11, 1991, a director on July 19, 1991, and President and Chief Executive Officer on September 6, 1991. Prior to joining CAI, Mr. Lacey was an audit partner for the public accounting firm of Coopers & Lybrand. Mr. Lacey is also a director and senior officer of CAII, CAI Equipment Leasing I Corp., CAI Equipment Leasing II Corp., CAI Equipment Leasing III Corp., CAI Equipment Leasing IV Corp., CAI Equipment Leasing V Corp., CAI Leasing Canada, Ltd., CAI Partners Management Company, CAI Securities Corporation, CAI Lease Securitization I Corp. and Capital Equipment Corporation (collectively referred to herein as the "CAI Affiliates"), all of which are first- or second-tier wholly-owned subsidiaries of CAI.

         ---------------------------------------------------

ANTHONY M. DIPAOLO, age 39, joined CAII in July 1990 as Assistant Treasurer and is currently Senior Vice President-Chief Financial Officer. He also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held similar senior financial management positions with two public companies between 1986 and June 1990, and prior to then was an audit manager for the public accounting firm of Coopers & Lybrand. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 43, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Asset Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

JOHN A. REED, age 42, joined CAII in January 1990 as the Tax Director and Assistant Secretary. Mr. Reed is currently the Vice President-Manager, Capital Markets Group and is responsible for obtaining off balance sheet financing, syndications and private programs. Prior to joining the Capital Markets Group, Mr. Reed was Vice President of both Marketing Administration and Credit and Debt Administration. He spent seven and one half years with Coopers & Lybrand in the Tax Department and served on CAII's tax consulting engagement during that time. Mr. Reed holds a Bachelor of Arts degree in Social Sciences and Masters of Science in Accounting, from Colorado State University.

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President of Marketing and is responsible for all lease documentation and management of transaction structuring and processing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 52, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 40, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

         ---------------------------------------------------

ANN DANIELSON, age 34, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 45, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Chief Accounting Officer. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that worked in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.


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

         CAII, an affiliate of the general partner, is the sole Class B limited partner.

         CAI Equipment Leasing IV Corp. is the general partner.

         The names and addresses of the general partner and the Class B limited partner are as follows:

         General Partner
         ---------------

         CAI Equipment Leasing IV Corp.
         7175 West Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

Item 12. Security  Ownership  of  Certain  Beneficial  Owners  and   Management,
         -----------------------------------------------------------------------
         continued

         Class B Limited Partner
         -----------------------

         Capital Associates International, Inc.
         7175 West Jefferson Avenue
         Suite 4000
         Lakewood, Colorado 80235

   (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1997.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1997:


                        ACQUISITION AND OPERATING STAGES


Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled approximately $347,000 in 1997, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.


Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $409,000 for 1997.

         ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $120,000 during 1997.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled approximately $13,000 and $13,000, respectively, for 1997. Distributions and net income allocated to the Class B limited partner totaled approximately $13,000 and $9,000, respectively, for 1997.

During 1997, the Partnership acquired the equipment described below from CAII:



                                                                                            Cost to
                                                                                           Partnership
                                                                                            Including
   Date                                                                       Cost to      Acquisition       Debt          Annual
Purchased  Lessee                        Term  Equipment Description           CAII           Fees*         Assumed        Rents
---------  ------                        ----  ---------------------        ------------   ------------   -----------   -----------

02/28/97   HK Systems, Inc.               45   Phone system                 $     38,568   $     39,904   $         -   $    12,447
04/28/97   Maryland Casualty              24   Mail sorter system upgrade          8,523          8,818             -        46,275
04/30/97   Texas Utilities                36   Cisco routers                     137,936        142,329             -        44,619
05/13/97   System One                     33   Computer network                  670,650        693,166             -       250,015
05/09/97   General Motors                 36   Material handling equipment         6,320          6,539             -         2,116
05/09/97   General Motors                 36   Material handling equipment        38,079         39,398             -        12,746
05/16/97   General Motors                 36   Forklift                            7,681          7,947             -         2,571
05/15/97   Thomson Industries             60   Gear shaper                        64,304         66,532             -        11,897
06/09/97   Owens Corning                  30   Computer equipment              1,074,472      1,111,702             -       399,852
06/10/97   William Sonoma                 36   POS equipment                     237,154        245,372             -        73,344
06/13/97   General Motors                 36   Scrubbers                          12,904         13,351             -         4,320
06/24/97   Paramount                       7   Printing equipment                 96,442         99,784             -       108,154
07/25/97   Alliant Techsystems, Inc.      24   Reflow oven                        68,786         71,170             -        24,818
07/21/97   HK Systems                     52   Computer equipment                 10,339         10,697             -         3,639
08/11/97   Diamond Shamrock Refining      31   POS equipment                   1,692,369      1,751,009             -       577,814
08/11/97   Analysis & Technology, Inc.    36   Computer equipment                114,693        118,557        97,601        38,030
08/29/97   General Motors Corp.           60   Material handling equipment       113,364        117,293             -        22,655
08/29/97   General Motors Corp.           60   Material handling equipment        83,701         86,602             -        16,393
08/29/97   General Motors Corp.           60   Material handling equipment        21,717         22,470             -         4,092
08/29/97   General Motors Corp.           60   Material handling equipment        22,994         23,791             -         4,493
08/29/97   General Motors Corp.           60   Material handling equipment       187,773        194,279             -        36,720
08/29/97   General Motors Corp.           60   Material handling equipment       241,831        250,210             -        49,562
08/29/97   General Motors Corp.           60   Material handling equipment        54,123         55,999             -        10,231
08/29/97   General Motors Corp.           60   Material handling equipment        55,777         57,710             -        10,440
08/29/97   General Motors Corp.           60   Material handling equipment        75,371         77,982             -        14,323
09/26/97   General Motors Corp.           36   Material handling equipment        14,236         14,729             -         4,765
09/26/97   General Motors Corp.           36   Material handling equipment        38,852         40,199             -        12,265
10/07/97   General Motors Corp.           36   Material handling equipment        52,414         54,434             -        17,611
10/07/97   Apple Computer                 23   Phone system                      572,898        592,749       419,271       225,516
10/07/97   Norlight, Inc.                 46   Phone system                       86,672         89,675        75,026        23,520






Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------
                                                                                            Cost to
                                                                                           Partnership
                                                                                            Including
   Date                                                                       Cost to      Acquisition       Debt          Annual
Purchased  Lessee                        Term  Equipment Description           CAII           Fees*         Assumed        Rents
---------  ------                        ----  ---------------------        ------------   ------------   -----------   -----------

10/07/97   Norlight, Inc.                 46   Phone system                 $    120,861   $    125,049   $   120,861   $    35,808
10/07/97   Texas Utilities Company        32   Phone system                      661,868        684,802       455,233       243,960
10/07/97   Texas Utilities Company        32   Phone system                       46,588         48,202        32,043        17,172
10/07/97   Texas Utilities Company        32   Phone system                       36,779         38,054        25,314        13,740
10/07/97   Apple Computer                 24   Phone system                      178,983        185,185       136,250        70,920
10/07/97   Apple Computer                 24   Phone system                      441,862        457,172       328,138       171,204
10/07/97   GE Appliances                  27   Phone system                      309,902        320,641       217,755       101,712
10/07/97   Norlight, Inc.                 42   Phone system                      487,269        504,152       399,340       123,720
10/07/97   Norlight, Inc.                 43   Phone system                    1,131,474      1,170,679       932,923        25,544
10/17/97   Honeywell, Inc.                36   Computer equipment                 41,728         43,174             -        14,056
10/31/97   Shisedo America, Inc.          62   Material handling equipment        64,500         66,735             -        12,423
10/31/97   Honeywell, Inc.                33   Laptop computers                  110,117        113,707             -        39,138
11/07/97   General Motors Corp.           36   Material handling equipment        17,301         17,900             -         5,791
11/20/97   Analysis & Technology, Inc.    34   Computer equipment                110,384        113,984             -        38,845
11/20/97   Analysis & Technology, Inc.    35   Computer equipment                219,949        227,134             -        75,533
12/24/97   Lexmark International, Inc.    24   Material handling equipment       113,132        117,052             -        53,299
12/30/97   Thomson Saginaw                60   Material handling equipment        85,239         88,192             -        16,714
                                                                            ------------   ------------   -----------   -----------
                                                                            $ 10,078,879   $ 10,426,211   $ 3,239,755   $ 3,124,822
                                                                            ============   ============   ===========   ===========


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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

     (a)
     and
     (d) The following documents are filed as part of this Report:

         1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

         2. Financial Statement Schedule: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1997.

Item 14. Exhibits,  Financial  Statement  Schedules  and  Reports  on  Form 8-K,
         -----------------------------------------------------------------------
         continued

     (c) Exhibits required to be filed.

         Exhibit                             Exhibit
         Number                               Name
         -------                             -------

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

Dated:  March 26, 1998            Capital Preferred Yield Fund-III, L.P.

                                  By:  CAI Equipment Leasing IV Corporation

                                  By:  /s/John F. Olmstead
                                       ------------------------------------
                                       John F. Olmstead
                                       President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 26, 1998.

Signature                            Title
---------                            -----

/s/John F. Olmstead
-------------------------
John F. Olmstead            President and Director

/s/Dennis J. Lacey
-------------------------
Dennis J. Lacey             Senior Vice President and Director

/s/Anthony M. DiPaolo
-------------------------   Senior Vice President, Principle Financial and Chief
Anthony M. DiPaolo          Administrative Officer and Director

/s/Richard H. Abernethy
-------------------------
Richard H. Abernethy        Vice President and Director

/s/John A. Reed
-------------------------
John A. Reed                Vice President, Assistant Secretary and Director

/s/Joseph F. Bukofski
-------------------------
Joseph F. Bukofski          Vice President, Assistant Secretary and Director

/s/Robert A. Golden
-------------------------
Robert A. Golden            Director

/s/Mick Myers
-------------------------
Mick Myers                  Director

/s/Ann Danielson
-------------------------
Ann Danielson               Assistant Vice President

/s/David J. Anderson
-------------------------
David J. Anderson           Chief Accounting Officer and Secretary