Form 10-Q
period 1998-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1998-05-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number                           33-44158
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

                        Exhibit Index appears on Page 10

                               Page 1 of 11 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1998


                                Table of Contents
                                -----------------

                                                                            PAGE
PART I.   FINANCIAL INFORMATION                                             ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 1998 and December 31, 1997           3

              Statements of Income - Three Months Ended
              March 31, 1998 and 1997                                         4

              Statements of Cash Flows - Three Months Ended
              March 31, 1998 and 1997                                         5

              Notes to Financial Statements                                   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              10

     Item 6.  Exhibits and Reports on Form 8-K                               10

              Signature                                                      11

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS



                                     ASSETS

                                                       (Unaudited)
                                                        March 31,   December 31,
                                                          1998          1997
                                                       -----------  ------------

Cash and cash equivalents                              $ 4,005,316   $ 2,813,686
Accounts receivable                                        618,846     1,044,068
Receivable from related party                               15,836         6,523
Equipment held for sale or re-lease                        605,744       506,197
Net investment in direct finance leases                  5,158,103     3,326,833
Leased equipment, net                                   42,056,882    46,193,567
                                                       -----------   -----------

     Total assets                                      $52,460,727   $53,890,874
                                                       ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities          $   639,756   $   687,727
     Payables to affiliates                                 47,497        39,276
     Rents received in advance                             653,124       632,478
     Distributions payable to partners                     441,164       441,650
     Discounted lease rentals                           15,387,445    15,828,174
                                                       -----------   -----------

Total liabilities                                       17,168,986    17,629,305
                                                       -----------   -----------

Partners' capital:
     General partner                                             -             -
     Limited partners:
         Class A                                        34,857,623    35,818,106
         Class B                                           434,118       443,463
                                                       -----------   -----------

Total partners' capital                                 35,291,741    36,261,569
                                                       -----------   -----------

Total liabilities and partners' capital                $52,460,727   $53,890,874
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
Revenue:
  Operating lease rentals                                $4,214,454   $4,922,504
  Direct finance lease income                                91,242       95,274
  Equipment sales margin                                    173,087      442,956
  Interest income                                            52,363       21,422
                                                         ----------   ----------

     Total revenue                                        4,531,146    5,482,156
                                                         ----------   ----------

Expenses:
  Depreciation and amortization                           3,381,596    3,713,819
  Management fees paid to general partner                   104,887      116,316
  Direct services from general partner                       45,786       22,767
  General and administrative                                 57,524       59,872
  Interest on discounted lease rentals                      279,488      446,662
  Provision for losses                                      275,000       25,000
                                                         ----------   ----------

     Total expenses                                       4,144,281    4,384,436
                                                         ----------   ----------

Net income                                               $  386,865   $1,097,720
                                                         ==========   ==========

Net income allocated:
  To the general partner                                 $   13,209   $   13,297
  To the Class A limited partners                           369,876    1,073,476
  To the Class B limited partner                              3,780       10,947
                                                         ----------   ----------
                                                         $  386,865   $1,097,720
                                                         ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding                  $      .75   $     2.16
                                                         ==========   ==========

  Weighted average Class A limited
    partner units outstanding                               493,313      496,566
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                      1998          1997
                                                                  -----------    -----------

Net cash provided by operating activities                         $ 6,732,231    $ 7,115,882
                                                                  -----------    -----------

Cash flows from investing activities:
   Purchases of equipment on operating leases from affiliate       (1,473,770)             -
   Investment in direct finance leases, acquired from affiliate    (2,169,213)       (39,904)
                                                                  -----------    -----------
Net cash used in investing activities                              (3,642,983)       (39,904)
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from discounted lease rentals                           1,728,059              -
   Principal payments on discounted lease rentals                  (2,268,498)    (3,329,250)
   Redemptions of Class A limited partner units                       (35,765)        (8,726)
   Distributions to partners                                       (1,321,414)    (1,329,829)
                                                                  -----------    -----------
Net cash used in financing activities                              (1,897,618)    (4,667,805)
                                                                  -----------    -----------
Net increase in cash and cash equivalents                           1,191,630      2,408,173
Cash and cash equivalents at beginning of period                    2,813,686        798,140
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 4,005,316    $ 3,206,313
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
   Interest paid on discounted lease rentals                      $   279,488    $   446,662
Supplemental disclosure of noncash investing and
  financing activities:
   Discounted rentals assumed in equipment acquisitions                99,710              -






   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the general partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 has been derived from the audited financial statements included in the Partnership's 1997 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

2.   Equipment Purchases
     -------------------

     During the three months ended March 31, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):



                                                                                              Acquisition         Total
                                                 Equipment                  Cost of             Fees and         Equipment
               Lessee                           Description                Equipment         Reimbursements   Purchase Price
      ------------------------------    ---------------------------       -----------        --------------   --------------

      Collins Industry                  Office automation equipment       $   118,920           $   4,121      $   123,041
      Darigold Incorporated             Forklifts                              11,495                 398           11,893
      Digital Audio Disc Corporation    Printing equipment                     91,334               3,165           94,499
      General Motors Corporation        Forklifts                             373,685              12,948          386,633
      Lexmark International, Inc        Conveyor system                       113,132               3,920          117,052
      Lucent Technology                 Forklifts                              56,337               1,952           58,289
      New York State Electric           Personal computers                  1,682,927              58,902        1,741,829
      Oakland University                PBX Systems                           497,555              17,414          514,969
      Parke-Davis Pharmaceutical        Research equipment                     93,921               3,254           97,176
      Polo Ralph Lauren Corporation     Desktop computers                     152,165               5,326          157,490
      Polo Ralph Lauren Corporation     PBX systems                            76,114               2,664           78,778
      Polo Ralph Lauren Corporation     Peripherals-printers                   33,805               1,183           34,988
      Polo Ralph Lauren Corporation     Personal computers                    195,021               6,826          201,846
      Sony Electronics                  Forklifts                              53,808               1,864           55,673
      Thomson industries, Inc.          Personal computers                     31,952               1,107           33,059
      Xerox                             Office automation equipment            34,290               1,188           35,478
                                                                          -----------           ---------      -----------

         Totals                                                           $ 3,616,461           $ 126,232      $ 3,742,693
                                                                          ===========           =========      ===========


      At March 31, 1998, the general partner had identified $1.3 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                 Condensed
                                           Statements of Income     The Effect
                                           for the Three Months    on Net Income
                                             Ended March 31,         of Changes
                                         -----------------------      Between
                                            1998        1997          Periods
                                         ----------  -----------   -------------

Leasing margin                          $  644,612   $   857,297     $ (212,685)
Equipment sales margin                     173,087       442,956       (269,869)
Interest income                             52,363        21,422         30,941
Management fees paid to general partner   (104,887)     (116,316)        11,429
Direct services from general  partner      (45,786)      (22,767)       (23,019)
General and administrative                 (57,524)      (59,872)         2,348
Provision for losses                      (275,000)      (25,000)      (250,000)
                                        ----------   -----------     -----------
  Net income                            $  386,865   $ 1,097,720     $ (710,855)
                                        ==========   ===========     ===========

LEASING MARGIN

Leasing margin consists of the following:

                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   -----------     -------------

Operating lease rentals                            $ 4,214,454      $ 4,922,504
Direct finance lease income                             91,242           95,274
Depreciation and amortization                       (3,381,596)      (3,713,819)
Interest on discounted lease rentals                  (279,488)        (446,662)
                                                   -----------      -----------
   Leasing margin                                  $   644,612      $   857,297
                                                   ===========      ===========

   Leasing margin ratio                                     15%              17%
                                                   ===========      ===========

All components of leasing margin decreased for the three months ended March 31, 1998 due to portfolio runoff. Leasing margin ratio decreased primarily due to a lower average residual value for the equipment added to the portfolio for the period ended March 31, 1998. Lower average residual values result in a higher depreciable basis. Depreciation expense did not decrease at the same rate as the other components of leasing margin.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

The ultimate rate of return on leases depends, in part, on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).


EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:
                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   -----------     -------------

Equipment sales revenue                            $ 1,854,512      $ 1,779,266
Cost of equipment sales                             (1,681,425)      (1,336,310)
                                                   -----------      -----------
   Equipment sales margin                          $   173,087      $   442,956
                                                   ===========      ===========

INTEREST INCOME

Interest income increased due to an increase in invested cash. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees decreased due to portfolio run-off. General and administrative expenses remained comparable to the same period in 1997.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination has occurred) is recorded as provision for losses.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

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

Accordingly, a provision for loss of $275,000 was recorded for the three months ended March 31, 1998. Of this amount, $125,000 is related to the estimated decline in residual value on earth moving equipment returned to the partnership at lease maturity and $150,000 is primarily related to losses realized on the sale of certain manufacturing equipment at a lower fair market value than originally anticipated.

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

During the three months ended March 31, 1998, the Partnership acquired equipment subject to leases with a total equipment purchase price of $3,742,693. At March 31, 1998, the general partner had identified $1.3 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

During the three months ended March 31, 1998, the Partnership declared distributions to the partners of $1,320,928 ($441,164 of which was paid during April 1998). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1998, to (1) meet current operating requirements, (2) fund cash distributions to Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  None.

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-III, L.P.

                                         By:  CAI Equipment Leasing IV Corp.


Dated:  May 14, 1998                     By:  /s/Anthony M. DiPaolo
                                              ---------------------
                                              Anthony M. DiPaolo
                                              Senior Vice President