Form 10-Q
period 1998-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1998-08-13
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -------------------------------------------------
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

                        Exhibit Index appears on Page 13

                               Page 1 of 14 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1998


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998 and December 31, 1997            3

              Statements of Income - Three and Six Months Ended
              June 30, 1998 and 1997                                          4

              Statements of Cash Flows - Six Months Ended
              June 30, 1998 and 1997                                          5

              Notes to Financial Statements                                  6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-12


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              13

     Item 6.  Exhibits and Reports on Form 8-K                               13

              Signature                                                      14

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                                       June 30,     December 31,
                                                         1998          1997
                                                     -----------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 2,506,351     $ 2,813,686
Accounts receivable                                      685,307       1,044,068
Receivable from related party                             70,747           6,523
Equipment held for sale or re-lease                      459,202         506,197
Net investment in direct finance leases                4,684,657       3,326,833
Leased equipment, net                                 43,510,099      46,193,567
                                                     -----------     -----------

     Total assets                                    $51,916,363     $53,890,874
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities        $   642,899     $   687,727
     Payables to affiliates                              119,057          39,276
     Rents received in advance                           583,870         632,478
     Distributions payable to partners                   440,855         441,650
     Discounted lease rentals                         15,721,112      15,828,174
                                                     -----------     -----------

Total liabilities                                     17,507,793      17,629,305
                                                     -----------     -----------

Partners' capital:
     General partner                                           -               -
     Limited partners:
         Class A                                      33,982,864      35,818,106
         Class B                                         425,706         443,463
                                                     -----------     -----------

Total partners' capital                               34,408,570      36,261,569
                                                     -----------     -----------

Total liabilities and partners' capital              $51,916,363     $53,890,874
                                                     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                            June 30,
                                                   ------------------------------       ------------------------------
                                                      1998              1997               1998               1997
                                                   -----------       -----------        -----------        -----------
Revenue:
  Operating lease rentals                          $ 4,475,212       $ 4,534,292        $ 8,689,666        $ 9,456,796
  Direct finance lease income                          147,255            96,201            238,497            191,475
  Equipment sales margin                                42,786           465,943            215,873            908,899
  Interest income                                       35,433            34,408             87,796             55,830
                                                   -----------       -----------        -----------        -----------

     Total revenue                                   4,700,686         5,130,844          9,231,832         10,613,000
                                                   -----------       -----------        -----------        -----------

Expenses:
  Depreciation                                       3,280,032         3,480,210          6,661,628          7,194,029
  Management fees paid to general partner              106,596           101,630            211,483            217,946
  Direct services from general partner                  48,941            25,789             94,727             48,556
  General and administrative                            87,231            49,671            144,755            109,543
  Interest on discounted lease rentals                 273,486           380,024            552,974            826,686
  Provision for losses                                 425,000            25,000            700,000             50,000
                                                   -----------       -----------        -----------        -----------

     Total expenses                                  4,221,286         4,062,324          8,365,567          8,446,760
                                                   -----------       -----------        -----------        -----------

Net income                                         $   479,400       $ 1,068,520        $   866,265        $ 2,166,240
                                                   ===========       ===========        ===========        ===========

Net income allocated:
  To the general partner                           $    13,184       $    13,285        $    26,393        $    26,582
  To the Class A limited partners                      461,503         1,044,583            831,379          2,118,059
  To the Class B limited partner                         4,713            10,652              8,493             21,599
                                                   -----------       -----------        -----------        -----------

                                                   $   479,400       $ 1,068,520        $   866,265        $ 2,166,240
                                                   ===========       ===========        ===========        ===========

  Net income per weighted average Class A
       limited partner unit outstanding            $       .94       $      2.11        $      1.69        $      4.27
                                                   ===========       ===========        ===========        ===========

  Weighted average Class A limited
    partner units outstanding                          492,384           496,157            492,846            496,358
                                                   ===========       ===========        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                               June 30,
                                                                   -------------------------------
                                                                       1998               1997
                                                                   ------------       ------------

Net cash provided by operating activities                          $ 11,967,866       $ 13,109,723
                                                                   ------------       ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate          (4,443,818)        (2,434,939)
  Investment in direct finance leases, acquired from affiliate       (2,294,355)           (39,904)
                                                                   ------------       ------------
Net cash used in investing activities                                (6,738,173)        (2,474,843)
                                                                   ------------       ------------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                              1,728,059                  -
  Principal payments on discounted lease rentals                     (4,545,027)        (5,915,533)
  Redemptions of Class A limited partner units                          (79,971)           (52,709)
  Distributions to partners                                          (2,640,089)        (2,658,663)
                                                                   ------------       ------------
Net cash used in financing activities                                (5,537,028)        (8,626,905)
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents                   (307,335)         2,007,975

Cash and cash equivalents at beginning of period                      2,813,686            798,140
                                                                   ------------       ------------

Cash and cash equivalents at end of period                         $  2,506,351       $  2,806,115
                                                                   ============       ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $    552,974       $    826,686
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted rentals assumed in equipment acquisitions                2,709,906                  -






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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER:

     The general partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded $94,727 of direct services from the general partner for the six months ended June 30, 1998. Of that amount, $9,839 is included in payables to affiliates.

     ----------------------------------------------------

     MANAGEMENT FEES PAID TO GENERAL PARTNER:

     In accordance with the Partnership Agreement, the general partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. The Partnership recorded management fee expense of $211,483 for the six months ended June 30, 1998. Of that amount, $35,048 is included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES:

     The general partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 1998, $74,170 of reimbursable expenses are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY:

     The general partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the general partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of June 1998, $70,747 in rents were applied by the general partner that were transferred to the Partnership in July 1998.

     EQUIPMENT PURCHASES:

     During the six months ended June 30, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                    Acquisition        Total
                                           Equipment                 Cost of         Fees and         Equipment
            Lessee                        Description               Equipment      Reimbursements   Purchase Price
     -----------------------------      ------------------         -----------     --------------   --------------

     Thomson Industries, Inc.           Personal computers         $    31,952     $     1,107       $    33,059
     Lenmark International, Inc         Conveyor system                113,132           3,920           117,052
     General Motors Corporation         Forklifts                    1,482,785          51,379         1,534,164
     New York State Electric            Personal computers           1,682,926          58,903         1,741,829
     Oakland University                 PBX systems                    497,555          17,414           514,969
     Polo Ralph Lauren Corporation      Peripherals-printers            33,805           1,183            34,988
     Polo Ralph Lauren Corporation      Personal computers             347,186          12,150           359,336
     Polo Ralph Lauren Corporation      PBX systems                     76,114           2,664            78,778
     Lucent Technology                  Forklifts                      127,401           4,414           131,815
     Darigold Incorporated              Forklifts                       11,495             398            11,893
     Collins Industry                   Office automation              118,920           4,121           123,041
     Sony Electronics                   Forklifts                       53,808           1,865            55,673
     Parke-Davis Pharmaceuticals        Research equipment              93,921           3,255            97,176
     Digital Audio Disk                 Printing equipment              91,334           3,165            94,499
     Xerox                              Office automation               34,290           1,188            35,478
     Breckenridge                       Forklifts                       99,157           3,436           102,593




                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued

     Equipment Purchases, (continued):

                                                                                    Acquisition        Total
                                           Equipment                 Cost of         Fees and         Equipment
            Lessee                        Description               Equipment      Reimbursements   Purchase Price
     -----------------------------      ------------------         -----------     --------------   --------------

     Parke-Davis Pharmaceuticals        Medical equipment          $   101,730     $     3,525       $   105,255
     Williams Sonoma                    Point-of-sale                  191,210           6,625           197,835
     Lenmark International, Inc         Printed circuit board          567,600          19,667           587,267
     HK System, Inc.                    Communication equipment         73,986           2,564            76,550
     Metris Direct, Inc.                Networking equipment            59,324           2,055            61,379
     GM Powertrain Division             Forklifts                      165,929           5,750           171,679
     Moog Incorporated                  Personal computers           1,693,170          58,668         1,751,838
     Mitchell International             Personal computers           1,382,045          47,888         1,429,933
                                                                   -----------     -----------       -----------

         TOTALS                                                    $ 9,130,775     $   317,304       $ 9,448,079
                                                                   ===========     ===========       ===========


     At June 30, 1998, the general partner had identified approximately $1 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                                Condensed Statements                       Condensed Statements
                                                   of Income for         The Effect on         of Income for        The Effect on
                                                 the Three Months         Net Income          the Six Months          Net Income
                                                   Ended June 30,         of Changes          Ended June 30,          of Changes
                                            ---------------------------     Between     --------------------------      Between
                                                1998           1997         Periods         1998          1997          Periods
                                            ------------   ------------  -------------  -----------  -------------  -------------

Leasing margin                               $ 1,068,949    $   770,259   $  298,690     $ 1,713,561   $ 1,627,556   $    86,005
Equipment sales margin                            42,786        465,943     (423,157)        215,873       908,899      (693,026)
Interest income                                   35,433         34,408        1,025          87,796        55,830        31,966
Management fees paid to general partner         (106,596)      (101,630)      (4,966)       (211,483)     (217,946)        6,463
Direct services from general partner             (48,941)       (25,789)     (23,152)        (94,727)      (48,556)      (46,171)
General and administrative                       (87,231)       (49,671)     (37,560)       (144,755)     (109,543)      (35,212)
Provision for losses                            (425,000)       (25,000)    (400,000)       (700,000)      (50,000)     (650,000)
                                             -----------    -----------   ----------     -----------   -----------   -----------

Net income                                   $   479,400    $ 1,068,520   $ (589,120)    $   866,265   $ 2,166,240   $ 1,299,975
                                             ===========    ===========   ==========     ===========   ===========   ===========

LEASING MARGIN

Leasing margin consists of the following:

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                --------------------------       -----------------------------
                                                   1998           1997               1998            1997
                                                -----------    -----------       -----------      ------------

Operating lease rentals                        $  4,475,212    $  4,534,292      $  8,689,666     $  9,456,796
Direct finance lease income                         147,255          96,201           238,497          191,475
Depreciation                                     (3,280,032)     (3,480,210)      (6,661,628)       (7,194,029)
Interest on discounted lease rentals               (273,486)       (380,024)         (552,974)        (826,686)
                                               ------------    ------------      ------------     ------------
   Leasing margin                              $  1,068,949    $    770,259      $  1,713,561     $  1,627,556
                                               ============    ============      ============     ============

   Leasing margin ratio                                  23%             17%               19%               17%
                                                         ==              ==                ==                ==

All components of leasing margin except direct finance lease income decreased for the six months ended June 30, 1998 because more equipment subject to operating leases was sold than purchased during the period. Leasing margin ratio fluctuates primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                              Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                           ------------------------   --------------------------
                              1998          1997          1998           1997
                           ----------   -----------   -----------   -----------

Equipment sales revenue    $  609,340   $ 1,450,144   $ 2,463,852   $ 3,229,410
Cost of equipment sales      (566,554)     (984,201)   (2,247,979)   (2,320,511)
                           ----------   -----------   -----------   -----------
  Equipment sales margin   $   42,786   $   465,943   $   215,873   $   908,899
                           ==========   ===========   ===========   ===========

INTEREST INCOME

Interest income increased due to an increase in invested cash in the quarter ended March 31, 1998. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

PROVISION FOR LOSSES, continued

Accordingly, a provision for loss of $700,000 was recorded for the six months ended June 30, 1998. Of this amount, $160,000 is related to the estimated decline in residual value on earth moving and warehouse automation equipment returned to the partnership at lease maturity and $350,000 is primarily related to losses realized on the sales of certain manufacturing and printing equipment at a lower fair market value than originally anticipated. In addition, computer equipment which has been held for sale or re-lease for over a year was written down to recognize a decline in residual value.


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

During the six months ended June 30, 1998, the Partnership acquired equipment subject to leases with a total equipment purchase price of $9,448,079. At June 30, 1998, the general partner had identified approximately $1 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

During the six months ended June 30, 1998, the Partnership declared distributions to the partners of $2,639,293 ($440,855 of which was paid during July 1998). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliates's software have already been updated to software which correctly accounts for the Year 2000. In addition, the affiliate is engaged in a system conversion, whereby the affiliates's main lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The general partner does not expect any other changes required for the Year 2000 to have a material effect on the financial position or results of operations of the Partnership. In addition, the general partner does not expect any Year 2000 issues relating to customers and vendors will have a material effect on its financial position or results of operations of the Partnership. Costs incurred by the Partnership to address the Year 2000 issue have been immaterial.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  None.

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:  CAI Equipment Leasing IV Corp.


Dated:  August 13, 1998             By:  /s/Anthony M. DiPaolo
                                         ---------------------------------
                                         Anthony M. DiPaolo
                                         Senior Vice President