Form 10-Q
period 1998-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1998-11-13
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1998
                               -------------------------------------------------

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

                        Exhibit Index appears on Page 15

                               Page 1 of 16 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 1998


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - September 30, 1998 and December 31, 1997      3

              Statements of Income - Three and Nine Months Ended
              September 30, 1998 and 1997                                    4

              Statements of Cash Flows - Nine Months Ended
              September 30, 1998 and 1997                                    5

              Notes to Financial Statements                                 6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14

     Item 6.  Exhibits and Reports on Form 8-K                               14

              Exhibit Index                                                  15

              Signature                                                      16

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                                    September 30,   December 31,
                                                       1998             1997
                                                    -------------   ------------
                                                     (Unaudited)

Cash and cash equivalents                           $ 3,786,623      $ 2,813,686
Accounts receivable                                   1,099,084        1,044,068
Receivable from related party                             5,342            6,523
Equipment held for sale or re-lease                     702,287          506,197
Net investment in direct finance leases               4,103,187        3,326,833
Leased equipment, net                                41,565,855       46,193,567
                                                    -----------      -----------

     Total assets                                   $51,262,378      $53,890,874
                                                    ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Accounts payable and accrued liabilities       $   896,568      $   687,727
     Payables to affiliates                              44,326           39,276
     Rents received in advance                          984,239          632,478
     Distributions payable to partners                  440,798          441,650
     Discounted lease rentals                        15,010,447       15,828,174
                                                    -----------      -----------

Total liabilities                                    17,376,378       17,629,305
                                                    -----------      -----------

Partners' capital:
     General partner                                          -                -
     Limited partners:
         Class A                                     33,465,472       35,818,106
         Class B                                        420,528          443,463
                                                    -----------      -----------

Total partners' capital                              33,886,000       36,261,569
                                                    -----------      -----------

Total liabilities and partners' capital             $51,262,378      $53,890,874
                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                    ---------------------------     -----------------------------
                                                       1998             1997            1998            1997
                                                    -----------     -----------     ------------     ------------
REVENUE:
  Operating lease rentals                           $ 4,371,142     $ 4,627,126     $ 13,060,808     $ 14,083,922
  Direct finance lease income                           146,859          92,109          385,356          283,584
  Equipment sales margin                                185,727         567,588          401,600        1,476,487
  Interest income                                        35,169          28,929          122,965           84,759
                                                    -----------     -----------     ------------     ------------

     Total revenue                                    4,738,897       5,315,752       13,970,729       15,928,752
                                                    -----------     -----------     ------------     ------------

EXPENSES:
  Depreciation                                        3,405,018       3,280,891       10,066,646       10,474,920
  Management fees to general partner                    109,962         100,199          321,445          318,145
  Direct services from general partner                   52,994          40,828          147,721           89,384
  General and administrative                             61,624          50,416          206,379          159,959
  Interest on discounted lease rentals                  284,241         324,429          837,215        1,151,115
  Provision for losses                                   25,000         100,000          725,000          150,000
                                                    -----------     -----------     ------------     ------------

     Total expenses                                   3,938,839       3,896,763       12,304,406       12,343,523
                                                    -----------     -----------     ------------     ------------

NET INCOME                                          $   800,058     $ 1,418,989     $  1,666,323     $  3,585,229
                                                    ===========     ===========     ============     ============

NET INCOME ALLOCATED:
  To the general partner                            $    13,181     $    13,265     $     39,574     $     39,847
  To the Class A limited partners                       778,930       1,391,537        1,610,309        3,509,596
  To the Class B limited partner                          7,947          14,187           16,440           35,786
                                                    -----------     -----------     ------------     ------------

                                                    $   800,058     $ 1,418,989     $  1,666,323     $  3,585,229
                                                    ===========     ===========     ============     ============

  Net income per weighted average Class A
       limited partner unit outstanding             $      1.58     $      2.81     $       3.27     $       7.07
                                                    ===========     ===========     ============     ============

  Weighted average Class A limited
    partner units outstanding                           492,297         495,948         492,632           496,220
                                                    ===========     ===========     ===========      ============



   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                  -------------------------------
                                                                     1998               1997
                                                                  ------------      -------------

NET CASH PROVIDED BY OPERATING ACTIVITIEs                          $ 18,530,217      $  19,396,833
                                                                   ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate          (5,651,734)        (5,219,336)
  Investment in direct finance leases, acquired from affiliate       (2,286,569)           (50,602)
                                                                   ------------      -------------
Net cash used in investing activities                                (7,938,303)        (5,269,938)
                                                                   ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from discounted lease rentals                              1,728,059                  -
  Principal payments on discounted lease rentals                     (7,304,291)        (8,287,137)
  Redemptions of Class A limited partner units                          (84,481)          (116,865)
  Distributions to partners                                          (3,958,264)        (3,986,097)
                                                                   ------------      -------------
Net cash used in financing activities                                (9,618,977)       (12,390,099)
                                                                   ------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               972,937          1,736,796

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,813,686            798,140
                                                                   ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  3,786,623      $   2,534,936
                                                                   ============      =============

Supplemental disclosure of cash flow information - Interest paid
  on discounted lease rentals                                      $    837,215      $   1,151,115
Supplemental disclosure of noncash investing and financing
  activities - Discounted lease rentals assumed in equipment
  acquisitions                                                        4,758,505             97,600






   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1997 was derived from the audited financial statements included in the Partnership's 1997 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Securities and Exchange Commission.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 1998, direct services from the General Partner of $7,488 are included in payables to affiliates.

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 1998, management fees of $36,838 are included in payable to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses paid on behalf of Partnership per the terms of the Partnership Agreement.

     RECEIVABLE FROM RELATED PARTY

     The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of September 1998, $5,391 rents were applied by the General Partner that were transferred to the Partnership in October 1998.

     EQUIPMENT PURCHASES

     During the nine months ended September 30, 1998, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                              Acquisition         Total
                                               Equipment                    Cost of             Fees and         Equipment
               Lessee                         Description                  Equipment         Reimbursements   Purchase Price
     ---------------------------        -------------------------         ------------       --------------   --------------

     Breckenridge                       Forklifts                         $     99,157           $   3,436     $    102,593
     Collins Industry                   Office automation                      118,920               4,121          123,041
     Consolidated Diesel Company        Forklifts                               11,811                 409           12,220
     Darigold Incorporated              Forklifts                               11,495                 398           11,893




                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                               NOTES TO FINANCIAL STATEMENTS
                                                        (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     EQUIPMENT PURCHASES, (continued)

                                                                                              Acquisition         Total
                                               Equipment                    Cost of             Fees and         Equipment
               Lessee                         Description                  Equipment         Reimbursements   Purchase Price
     ---------------------------        -------------------------         ------------       --------------   --------------

     Digital Audio                      Printing equipment                $     91,334           $   3,165     $     94,499
     E-Trade Group Incorporated         Furniture                              899,629              31,172          930,801
     General Motors Corporation         Dry vans                                39,440               1,367           40,807
     General Motors Corporation         Forklifts                            1,770,720              61,355        1,832,076
     GM Powertrain Division             Forklifts                              287,985               9,979          297,964
     HK System Inc.                     Communication equipment                 73,986               2,564           76,550
     ICI Americas Inc.                  Networking equipment                    25,176                 872           26,048
     Lenmark International, Inc.        Conveyor system                        113,132               3,920          117,052
     Lenmark International, Inc.        Printed circuit board                  567,600              19,667          587,267
     Lucent Technology                  CPU's DEC                               39,848               1,381           41,229
     Lucent Technology                  Desktop personal computer            1,519,350              52,645        1,571,996
     Lucent Technology                  Forklifts                              127,401               4,414          131,815
     Metris Direct Inc                  Networking equipment                    59,324               2,056           61,379
     Mitchell International             Personal computers                   1,382,045              47,888        1,429,933
     Moog Incorporated                  Personal computers                   1,693,170              58,668        1,751,838
     New York State Electric            Desktop computers                      523,809              18,333          542,143
     New York State Electric            Personal computers                   1,159,117              40,569        1,199,686
     Oakland University                 PBX systems                            497,555              17,414          514,969
     Parke-Davis Pharmaceuticals        Medical equipment                      101,730               3,525          105,255
     Parke-Davis Pharmaceuticals        Research equipment                      93,921               3,254           97,176
     Philips Digital Video Systems      Desktop personal computer               45,960               1,593           47,553
     Polo Ralph Lauren Corporation      Desktop computers                      152,165               5,326          157,490
     Polo Ralph Lauren Corporation      PBX systems                             76,114               2,664           78,778
     Polo Ralph Lauren Corporation      Peripheral printers                     33,805               1,183           34,988
     Polo Ralph Lauren Corporation      Personal computers                     195,021               6,826          201,846
     Sony Electronics                   Forklifts                               53,808               1,864           55,672
     Thomson Industries Inc.            Machine tools                           67,983               2,356           70,339
     Thomson industries, Inc.           Personal computers                      31,952               1,107           33,059
     Treasure Chest Advertising Co.     Forklifts                               80,741               2,798           83,538
     Williams Sonoma                    Point-of-sale equipment                191,210               6,625          197,835
     Xerox                              Office automation                       34,291               1,189           35,480
                                                                          ------------           ---------     ------------

         Total                                                            $ 12,270,705           $ 426,103     $ 12,696,808
                                                                          ============           =========     ============



     At September 30, 1998, the General Partner had identified approximately $200,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed statements of income categories and analyses of changes in those condensed categories derived from the Statements of Income:


                                          Condensed Statements                       Condensed Statements
                                             of Income for         The Effect on         of Income for        The Effect on
                                           the Three Months         Net Income          the Nine Months         Net Income
                                          Ended September 30,       of Changes        Ended September 30,       of Changes
                                      ---------------------------    Between      --------------------------     Between
                                          1998           1997        Periods         1998          1997          Periods
                                      ------------   ------------  -------------  -----------  -------------  -------------

Leasing margin                        $   828,742    $ 1,113,915    $ (285,173)   $ 2,542,303   $ 2,741,471   $   (199,168)
Equipment sales margin                    185,727        567,588      (381,861)       401,600     1,476,487     (1,074,887)
Interest income                            35,169         28,929         6,240        122,965        84,759         38,206
Management fees to general partner       (109,962)      (100,199)       (9,763)      (321,445)     (318,145)        (3,300)
Direct services from general partner      (52,994)       (40,828)      (12,166)      (147,721)      (89,384)       (58,337)
General and administrative                (61,624)       (50,416)      (11,208)      (206,379)     (159,959)       (46,420)
Provision for losses                      (25,000)      (100,000)       75,000       (725,000)     (150,000)      (575,000)
                                      -----------    -----------    ----------    -----------   -----------   ------------
Net income                            $   800,058    $ 1,418,989    $ (618,931)   $ 1,666,323   $ 3,585,229   $ (1,918,906)
                                      ===========    ===========    ==========    ===========   ===========   ============



LEASING MARGIN

Leasing margin consists of the following:


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------    -----------------------------
                                                    1998             1997             1998             1997
                                                 ------------    ------------     ------------     ------------

Operating lease rentals                          $  4,371,142    $  4,627,126     $ 13,060,808    $  14,083,922
Direct finance lease income                           146,859          92,109          385,356          283,584
Depreciation                                       (3,405,018)     (3,280,891)     (10,066,646)     (10,474,920)
Interest expense on discounted lease rentals         (284,241)       (324,429)        (837,215)      (1,151,115)
                                                 ------------    ------------     ------------    -------------

   Leasing margin                                $    828,742    $  1,113,195     $  2,542,303    $   2,741,471
                                                 ============    ============     ============    =============

   Leasing margin ratio                                    18%             24%              19%              19%
                                                           ==              ==               ==               ==



Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

LEASING MARGIN, continued

Operating lease rentals decreased for the three and nine months ended September 30, 1998 ("1998 Quarter and 1998 Period", respectively) because more equipment subject to operating leases was sold than purchased during the period. Depreciation expense increased for the 1998 Quarter due to a lower average residual value on the equipment subject to operating leases, while it decreased for the 1998 Period because of the net reduction in operating leases discussed above. Direct finance lease income increased due to growth in the net investment in direct finance leases. Interest expense on discounted lease rentals decreased as the related non-recourse debt was repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          -------------------------   -------------------------
                             1998          1997          1998           1997
                          -----------   -----------   -----------   -----------

Equipment sales revenue   $ 1,668,352   $ 1,817,339   $ 4,132,204   $ 5,046,749
Cost of equipment sales    (1,482,625)   (1,249,751)   (3,730,604)   (3,570,262)
                          -----------   -----------   -----------   -----------
  Equipment sales margin  $   185,727   $   567,588   $   401,600   $ 1,476,487
                          ===========   ===========   ===========   ===========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being released or sold to the lessee or a third party. Equipment sales margin decreased for the 1998 Quarter and 1998 Period compared to the 1997 Quarter and 1997 Period primarily due to the composition of equipment that was sold. The Partnership sold certain mining, manufacturing and printing equipment at a lower fair market value than originally anticipated.

INTEREST INCOME

Interest income increased due to an increase in invested cash during the quarter ended September 30, 1998. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until the equipment is remarketed at the termination of the lease) is recorded as provision for losses.

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

Accordingly, a provision for loss of $725,000 was recorded for the nine months ended September 30, 1998. Of this amount, $160,000 is related to the estimated decline in residual value on earth moving and warehouse automation equipment returned to the partnership at lease maturity and $350,000 is primarily related to losses realized on the sales of certain manufacturing and printing equipment at a lower fair market value than originally anticipated. In addition, computer equipment which has been held for sale or re-lease for over a year was written down to recognize a decline in its fair market value. The balance is comprised of provision for loss on other miscellaneous equipment returned to the Partnership at lease maturity.


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

During the nine months ended September 30, 1998, the Partnership acquired equipment subject to leases with a total equipment purchase price of $12,696,808. At September 30, 1998, the General Partner had identified approximately $200,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1998.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Liquidity & Capital Resources, continued
-----------------------------

During the nine months ended September 30, 1998, the Partnership declared distributions to the partners of $3,957,411 ($440,798 of which was paid during October 1998). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software is being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted.

                      CAPITAL PREFERRED YIELD FUND-IV, L.P.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


New Accounting Pronouncements, continued
-----------------------------

The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1997 Form 10-K when and where applicable.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1998.

Item No.                              Exhibit Index
--------                              -------------

27             Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                     By:  CAI Equipment Leasing IV Corp.


Dated:  November 13, 1998            By:  /s/Anthony M. DiPaolo
                                          ---------------------------------
                                          Anthony M. DiPaolo
                                          Senior Vice President