Form 10-K
period 1998-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1999-03-30
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

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


                        Exhibit Index Appears on Page 39

                               Page 1 of 40 Pages

Item 1.   Business
          --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp., a Colorado corporation and a wholly owned subsidiary of Capital Associates, Inc. ("CAI"), is the general partner of the Partnership.

Capital Associates International, Inc. ("CAII"), an affiliate of the general partner, is the Class B limited partner of the Partnership. In exchange for its Class B limited partner interest, CAII contributed cash of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. The Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. CAII has contributed $500,000 to the Partnership making it the largest single investor in the Partnership.

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

During 1998, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the
Partnership. The equipment is generally comprised of material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1998. The Partnership expects that a majority of the equipment purchased during 1999 will be similar in nature to that mentioned above.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. The proceeds of this non-recourse debt financing will be utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

          --------

During 1998, the Partnership leased equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 73% of the Partnership's total equipment under lease was leased to investment grade lessees as of December 31, 1998. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

The Partnership only acquires equipment that is on lease at the time of acquisition. After the initial term of its lease, each item of equipment is expected to provide additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempts to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee cannot be negotiated, the Partnership will attempt to lease or sell the equipment to a third party.

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

The Partnership competes in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competes mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership does not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies, financing capabilities, and remarketing expertise enable it to compete effectively in the equipment leasing and remarketing markets.

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total revenue of Partnership during 1998.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

Item 5.   Market  for  the  Partnership's  Common Equity and Related Stockholder
          ----------------------------------------------------------------------
          Matters
          -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)       At December 31, 1998, there were 2,883 Class A limited partners.

(c)       Distributions
          -------------

          During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
             For the               Payment       (computed on         Total
           Period Ended          Made During   weighted average)  Distributions
          -----------------    --------------  -----------------  -------------

          December 31, 1997    January 1998          $  0.875     $    432,859
          January 31, 1998     February 1998            0.875          431,108
          February 28, 1998    March 1998               0.875          431,108
          March 31, 1998       April 1998               0.875          432,378
          April 30, 1998       May 1998                 0.875          430,058
          May 31, 1998         June 1998                0.875          429,927
          June 30, 1998        July 1998                0.875          432,072
          July 31, 1998        August 1998              0.875          429,927
          August 31, 1998      September 1998           0.875          429,870
          September 30, 1998   October 1998             0.875          432,015
          October 31, 1998     November 1998            0.875          429,870
          November 30, 1998    December 1998            0.875          429,870
                                                     --------      -----------
                                                     $  10.50      $ 5,171,062
                                                     ========      ===========

Item 5.   Market for the Partnership's  Common  Equity  and Related  Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a leasing partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equip ment) have been realized at the termination of the Partnership.

          The distribution for the month ended December 31, 1998, totaling $432,015, was paid to the Class A limited partners on January 8, 1999. Distributions to the general partner and Class B limited partner during 1998 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

          The general partner believes that the Partnership will generate sufficient cash flows from operations during 1999, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% on their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

          During 1997, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
             For the               Payment        (computed on         Total
           Period Ended          Made During    weighted average)  Distributions
          ------------------    --------------  -----------------  -------------

          December 31, 1996     January 1997         $ 0.875        $   435,790
          January 31, 1997      February 1997          0.875            433,808
          February 28, 1997     March 1997             0.875            433,807
          March 31, 1997        April 1997             0.875            435,690
          April 30, 1997        May 1997               0.875            433,388
          May 31, 1997          June 1997              0.875            433,344
          June 30, 1997         July 1997              0.875            435,313
          July 31, 1997         August 1997            0.875            432,883
          August 31, 1997       September 1997         0.875            432,839
          September 30, 1997    October 1997           0.875            434,415
          October 31, 1997      November 1997          0.875            432,576
          November 30, 1997     December 1997          0.875            431,108
                                                     -------        -----------

                                                     $ 10.50        $ 5,204,961
                                                     =======        ===========

Item 5.   Market for the  Partnership's Common  Equity and  Related  Stockholder
          ----------------------------------------------------------------------
          Matters, continued
          -------

(c)       Distributions, continued
          -------------

          The following represents annual and cumulative distributions per Class
          A  limited   partner  unit,  as  described  in  note  1  to  Notes  to
          Consolidated Financial Statements.

                               Distribution Amount           Distribution %
                                per $100 Class A            per $100 Class A
                              Limited Partner Unit        Limited Partner Unit
                 Payment        (computed on                (computed on
              Made During      weighted average)          weighted average) (1)
              -----------     --------------------        ---------------------

                 1994              $  5.25                       10.5%
                 1995                10.50                       10.5%
                 1996                10.50                       10.5%
                 1997                10.50                       10.5%
                 1998                10.50                       10.5%
                                   -------
                                   $ 47.25
                                   =======

       (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.


Item 6.   Selected Financial Data
          -----------------------

The following selected financial data relates to the years ended December 31, 1994 through 1998. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.


                                                                          Years Ended December 31,
                                                     --------------------------------------------------------------------
                                                        1998          1997          1996          1995           1994*
                                                     -----------   -----------   -----------   -----------    -----------

Total revenue                                        $18,490,540   $20,994,438   $17,245,131   $ 8,195,180    $   512,864
Net income                                             1,745,560     4,414,329     2,074,001       553,710         42,939
Net income per weighted average Class A
  limited partner unit outstanding                          3.40          8.71          4.13          1.91           0.27
Total assets                                          47,803,687    53,890,874    62,471,309    48,463,584     12,365,947
Discounted lease rentals                              12,603,909    15,828,174    23,437,868    16,863,892      1,159,380
Distributions declared to partners                     5,275,471     5,307,605     5,154,680     2,712,186        453,996
Distributions declared per weighted average
  Class A limited partner unit outstanding                 10.50         10.50         10.50         10.50           6.13


       * Period from June 14, 1994 (commencement of operations) to December 31, 1994.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations
          ---------------------

I.    Results of Operations
      ---------------------

Presented below are schedules  (prepared  solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                 Years Ended December 31,                    Years Ended December 31,
                                -------------------------                  --------------------------
                                   1998          1997         Change          1997            1996         Change
                                -----------   -----------   -----------    -----------    -----------    -----------

Leasing margin                $  3,295,648    $ 3,496,347   $  (200,699)   $ 3,496,347   $ 2,442,000     $ 1,054,347
Equipment sales margin             450,186      1,821,419     (1,371,233)    1,821,419       110,831       1,710,588
Interest income                    165,182        112,367         52,815       112,367       320,679        (208,312)
Management fees paid to
  general partner                 (419,816)      (409,275)       (10,541)    (409,275)      (390,559)        (18,716)
Direct services from
  general partner                 (209,528)      (120,015)       (89,513)    (120,015)       (93,690)        (26,325)
General and administrative        (286,112)      (236,514)       (49,598)    (236,514)      (265,260)         28,746
Provision for losses            (1,250,000)      (250,000)    (1,000,000)    (250,000)       (50,000)       (200,000)
                              ------------    -----------   ------------   ----------    -----------     -----------
   Net income                 $  1,745,560    $ 4,414,329   $ (2,668,769)  $ 4,414,329   $ 2,074,001     $ 2,340,328
                              ============    ===========   ============   ===========   ===========     ===========


LEASING MARGIN

Leasing margin consists of the following:

                                                             Years Ended December 31,
                                                 ------------------------------------------------
                                                     1998             1997             1996
                                                     ----             ----             ----

Operating lease rentals                          $  17,367,092    $  18,695,558    $  16,399,312
Direct finance lease income                            508,080          365,094          414,309
Depreciation                                       (13,493,620)     (14,058,981)     (12,585,981)
Interest expense on discounted lease rentals        (1,085,904)      (1,505,324)      (1,785,640)
                                                 -------------    ------------     -------------

  Leasing margin                                 $   3,295,648    $   3,496,347    $   2,442,000
                                                 =============    =============    =============

  Leasing margin ratio                                      18%              18%              15%
                                                 =============    =============    =============


Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

All components of leasing margin except direct finance lease income decreased for 1998 compared to 1997 due primarily to the maturity and subsequent remarketing of equipment on operating lease financed with non-recourse debt. Operating lease rentals decreased by 7% while depreciation decreased by 4% in 1998 compared to 1997. Direct finance lease income increased due to growth in the net investment in direct finance leases. Interest expense on discounted lease rentals decreased as the related non-recourse debt was repaid.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

LEASING MARGIN, continued

Leasing margin ratio increased for the years ended December 31, 1998 and 1997 compared to 1996, and is expected to increase further primarily because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

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

EQUIPMENT SALES MARGIN

Equipment sales margin from remarketing consists of the following:

                                                Years Ended December 31,
                                      ------------------------------------------
                                         1998            1997           1996
                                         ----            ----           ----

Equipment sales revenue               $ 4,934,639    $ 6,776,782    $   454,045
Cost of equipment sales                (4,484,453)    (4,955,363)      (343,214)
                                      -----------    -----------    -----------
Equipment sales margin                $   450,186    $ 1,821,419    $   100,831
                                      ===========    ===========    ===========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or third parties. Equipment sales margin decreased for 1998 compared to 1997 primarily due to the composition of equipment that was sold. The Partnership sold certain earth moving, computer, manufacturing and printing equipment at a lower fair market value than originally anticipated.

INTEREST INCOME

Interest income increased in 1998 compared to 1997 due to an increase in invested cash pending investment in additional equipment or distribution to the partners.

Interest income decreased in 1997 compared to 1996 due to a decrease in invested cash. During a significant portion of 1996, the Partnership was in its offering period and as such, invested cash was generally higher pending purchases of additional equipment.

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

I.    Results of Operations, continued
      ---------------------

EXPENSES

Management fees paid to general partner increased in 1998 compared to 1997 primarily due to an increase in the receipt of rents billed for direct finance leases. Direct services from general partner increased in 1998 and 1997 compared to 1996 due to an increase in remarketing activities associated with equipment returned to the Partnership at lease maturity. General and administrative expenses increased in 1998 compared to 1997 primarily due to an increase in costs associated with remarketing equipment returned to the Partnership at lease maturity. General and administrative expenses decreased in 1997 compared to 1996 primarily due to lower legal fees associated with bankrupt lessees.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which is typically not known until remarketing subsequent to the initial lease termination occurs) is recorded as provision for losses.

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

A provision for loss of $1,250,000 was recorded for 1998. Of this amount $286,000 is related to the estimated decline in residual value on computers and furniture, fixtures and equipment returned to the Partnership at lease maturity. In addition, $495,000 was recognized as losses on the sales of certain earth moving, computer, manufacturing and printing equipment. The balance is comprised of anticipated declines in the realizable value of mining equipment for $350,000 and other miscellaneous equipment for $119,000.

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

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.   Liquidity and Capital Resources
      -------------------------------

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending the acquisition of equipment or distribution to the partners.

During 1998, 1997 and 1996, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $15,381,000, $10,426,000 and $35,688,000, respectively, net of non-recourse debt to lenders of $4,759,000, $3,240,000, and $11,368,000, respectively. Also, during 1998 and
1996 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $1,728,000 and $4,767,000, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During 1998, 1997 and 1996 the Partnership declared distributions to the partners of approximately $5,275,000, $5,308,000 and $5,155,000, respectively. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

The Partnership will enter its liquidation period (as defined in the Partnership Agreement) on approximately July 1, 2000. At that time, except for commitments to purchase made during the reinvestment period, the Partnership will no longer reinvest in additional equipment under leases.

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

II.   Liquidity and Capital Resources, continued
      -------------------------------

YEAR 2000 ISSUES, continued

affiliate's software has already been updated to correctly account for the Year 2000 issue. In addition, the affiliate is engaged in a system conversion, whereby the affiliate's primary lease tracking and accounting software are being replaced with new systems which will account for the Year 2000 correctly. The affiliate expects that the new system will be fully operational by December 31, 1999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the conversion to a new system by December 31, 1999. In addition, the affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

III.  New Accounting Pronouncements
      -----------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), which requires comprehensive income to be displayed prominently within the financial statements. Comprehensive income is defined as all recognized changes in equity during a period from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners. Net income and items that previously have been recorded directly in equity are included in comprehensive income. Statement 130 affects only the reporting and disclosure of comprehensive income but does not affect recognition or measurement of income. Statement 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 130 in the first quarter of 1998. The adoption did not have an impact on its financial reporting.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all

Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          ----------------------------------------------------------------------
          Results of Operations, continued
          ---------------------

III.  New Accounting Pronouncements, continued
      -----------------------------

derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership will adopt Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

IV.   "Safe Harbor" Statement Under the Private Securities Litigation Reform Act
      --------------------------------------------------------------------------
      of 1995
      -------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation; the level of lease originations; realization of residual values; customer credit risk; competition from other lessors, specialty finance lenders or banks; and the availability and cost of financing sources. Certain specific risks associated with particular aspects of the Partnership's business are discussed in detail throughout Parts I and II when and where applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The partnerships other assets and liabilities are also at fixed rates. Consequently the partnership has no interest rate risk or other market risk exposure.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                          Page
                                                                         Number
          Financial Statements                                        ------
          --------------------

                Independent Auditors' Report                                14

                Balance Sheets as of December 31, 1998 and 1997             15

                Statements of Income for the years ended
                  December 31, 1998, 1997 and 1996                          16

                Statements of Partners' Capital for the years ended
                  December 31, 1998, 1997 and 1996                          17

                Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                         18-19

                Notes to Financial Statements                              20-31



           Financial Statement Schedule
           ----------------------------

                Independent Auditors' Report                                32

                Schedule II - Valuation and Qualifying Accounts             33

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                      /s/KPMG LLP
                                      ------------------------
                                      KPMG LLP


Denver, Colorado
February 22, 1999

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                     Years Ended December 31, 1998 and 1997

                                     ASSETS

                                                          1998          1997
                                                       -----------   -----------

Cash and cash equivalents                              $ 2,723,454   $ 2,813,686
Accounts receivable                                      1,340,631     1,044,068
Receivable from related party                               50,521         6,523
Equipment held for sale or re-lease                        534,643       506,197
Net investment in direct finance leases                  3,560,216     3,326,833
Leased equipment, net                                   39,594,222    46,193,567
                                                       -----------   -----------

    Total assets                                       $47,803,687   $53,890,874
                                                       ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities           $ 1,508,619   $   687,727
    Payables to affiliates                                  48,360        39,276
    Rents received in advance                              554,824       632,478
    Distributions payable to partners                      440,798       441,650
    Discounted lease rentals                            12,603,909    15,828,174
                                                       -----------   -----------

    Total liabilities                                   15,156,510    17,629,305
                                                       -----------   -----------

Partners' capital:
    General partner                                              -             -
    Limited partners:
      Class A 500,000 units authorized; 492,145
        and 493,410 units issued and outstanding
        in 1998 and 1997, respectively                  32,239,114    35,818,106
    Class B                                                408,063       443,463
                                                       -----------   -----------

    Total partners' capital                             32,647,177    36,261,569
                                                       -----------   -----------

    Total liabilities and partners' capital            $47,803,687   $53,890,874
                                                       ===========   ===========




                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997 and 1996

                                              1998         1997         1996
                                           -----------  -----------  -----------
REVENUE:
  Operating lease rentals                  $17,367,092  $18,695,558  $16,399,312
  Direct finance lease income                  508,080      365,094      414,309
  Equipment sales margin                       450,186    1,821,419      110,831
  Interest income                              165,182      112,367      320,679
                                           -----------  -----------  -----------

    Total revenue                           18,490,540   20,994,438   17,245,131
                                           -----------  -----------  -----------

EXPENSES:
  Depreciation                              13,493,620   14,058,981   12,585,981
  Management fees paid to general partner      419,816      409,275      390,559
  Direct services from general partner         209,528      120,015       93,690
  General and administrative                   286,112      236,514      265,260
  Interest on discounted lease rentals       1,085,904    1,505,324    1,785,640
  Provision for losses                       1,250,000      250,000       50,000
                                           -----------  -----------  -----------

    Total expenses                          16,744,980   16,580,109   15,171,130
                                           -----------  -----------  -----------

NET INCOME                                 $ 1,745,560  $ 4,414,329  $ 2,074,001
                                           ===========  ===========  ===========

NET INCOME ALLOCATED:
  To the general partner                   $    52,755  $    53,076  $    68,376
  To the Class A limited partners            1,675,705    4,317,228    1,985,340
  To the Class B limited partner                17,100       44,025       20,285
                                           -----------  -----------  -----------

                                           $ 1,745,560  $ 4,414,329  $ 2,074,001
                                           ===========  ===========  ===========

Net income per weighted average Class A
  limited partner unit outstanding         $      3.40  $      8.71  $      4.13
                                           ===========  ===========  ===========

Weighted average Class A limited
  partner units outstanding                    492,500      495,621      480,456
                                           ===========  ===========  ===========






                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 1998, 1997 and 1996


                                                        Class A
                                                        Limited      Class A          Class B
                                              General   Partner      Limited          Limited
                                              Partner    Units       Partners         Partner          Total
                                              -------    -----       --------         -------          -----

Partners' capital, January 1, 1996        $        -    382,115   $ 30,183,575     $  352,042      $ 30,535,617

Capital contributions                              -    116,230     11,623,048        130,000        11,753,048
Commissions and offering costs on
  sales of Class A limited partner units     (16,889)        -      (1,672,031)            -         (1,688,920)
Redemptions                                       -      (1,685)      (130,721)            -           (130,721)
Net income                                    68,376         -       1,985,340         20,285         2,074,001
Distributions declared to partners           (51,487)        -      (5,052,804)       (50,389)       (5,154,680)
                                          ----------   --------   ------------     ----------      ------------

Partners' capital, December 31, 1996               -    496,660     36,936,407        451,938        37,388,345

Redemptions                                        -     (3,250)      (233,500)             -          (233,500)
Net income                                    53,076          -      4,317,228         44,025         4,414,329
Distributions declared to partners           (53,076)         -     (5,202,029)       (52,500)       (5,307,605)
                                          ----------   --------   ------------     ----------      ------------

Partners' capital, December 31, 1997               -    493,410     35,818,106        443,463        36,261,569

Redemptions                                        -     (1,265)       (84,481)             -           (84,481)
Net income                                    52,755          -      1,675,705         17,100         1,745,560
Distributions declared to partners           (52,755)         -     (5,170,216)       (52,500)       (5,275,471)
                                          ----------   --------   ------------     ----------      ------------

Partners' capital, December 31, 1998      $        -    492,145   $ 32,239,114     $  408,063      $ 32,647,177
                                          ==========   ========   ============     ==========      ============











                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $  1,745,560     $  4,414,329     $  2,074,001
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                     13,493,620       14,058,981       12,585,981
    Provision for losses                                              1,250,000          250,000           50,000
    Cost of equipment sales                                           4,484,453        4,955,363          343,214
    Recovery of investment in direct finance leases                   2,297,749        1,903,849        2,204,916
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                       (103,731)        (187,747)         484,435
      (Increase) decrease in receivable from related party              (43,998)          36,168          (42,691)
      Increase in accounts payable and accrued liabilities              820,892            9,620          362,035
      Increase (decrease) in payables to affiliates                       9,084          (15,075)         (51,845)
      Increase (decrease) in rents received in advance                  (77,654)         171,028          225,264
                                                                   ------------     ------------     ------------
Net cash provided by operating activities                            23,875,975       25,596,516       18,235,310
                                                                   ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate          (8,336,063)      (7,135,854)     (23,483,867)
  Investment in direct financing leases, acquired from affiliate     (2,286,569)         (50,602)        (836,057)
                                                                   ------------     ------------     ------------
Net cash used in investing activities                               (10,622,632)      (7,186,456)     (24,319,924)
                                                                   ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Class A capital contributions                                 -                -       11,623,048
  Proceeds from Class B capital contributions                                 -                -          130,000
  Proceeds from discounted lease rentals                              1,728,059                -        4,767,017
  Principal payments on discounted lease rentals                     (9,710,829)     (10,849,449)      (9,561,511)
  Redemptions of Class A limited partnership units                      (84,481)        (233,500)        (130,721)
  Commissions paid to affiliate in connection with the sale of
    Class A limited partner units                                             -                -       (1,162,305)
  Non-accountable organization and offering expense
    reimbursement paid to the general partner in
    connection with the sale of Class A limited partner units                 -                -         (526,615)
  Distributions to partners                                          (5,276,324)      (5,310,566)      (5,030,230)
                                                                   ------------     ------------     ------------
Net cash (used in) provided by financing activities                 (13,343,575)     (16,393,515)         108,683
                                                                   ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (90,232)       2,015,546       (5,975,931)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        2,813,686          798,140        6,774,071
                                                                   ------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  2,723,454     $  2,813,686     $    798,140
                                                                   ============     ============     ============







                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1998, 1997 and 1996
                                   (continued)

                                                                       1998             1997             1996
                                                                   ------------     ------------     ------------


Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                        $  1,084,481     $  1,505,324     $  1,785,640
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted lease rentals assumed in equipment acquisitions          4,758,504        3,239,755       11,368,469






























                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     ORGANIZATION

     Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2000 and 2003. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Capital Associates, Inc. ("CAI").

     The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 500,000 Class A limited partner units to 4,968 investors at a price of $100 per Class A limited partner unit.

     Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, is the Class B limited partner. The Class B limited partner contributed cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units.

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

       Federal Income Tax Basis Profits and Losses
       -------------------------------------------

       There  are  several   special   allocations   that  precede  the  general
       allocations of profits and losses to the partners. The most significant special allocations are as follows:

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     PARTNERSHIP ALLOCATIONS, continued

     Federal Income Tax Basis Profits and Losses (continued)
     -------------------------------------------

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

     Financial Reporting - Profits and Losses
     ----------------------------------------

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 provides guidance for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports of public companies. An operating segment is defined as a component of a business that engages in business activities from which it may earn revenue and incur expenses, a component whose operating results are regularly reviewed by the company's chief operating decision maker, and a component for which discrete financial information is available. Statement 131 establishes quantitative thresholds for determining operating segments of a company. Statement 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Partnership adopted Statement 131 in the first quarter of 1998. Since the Partnership operates in a single business segment, the adoption did not have an impact on its financial reporting.

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

     LONG-LIVED ASSETS

     The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     LONG-LIVED ASSETS, continued

     to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating leases and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate interest rate.

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

     NET INVESTMENT IN DIRECT FINANCE LEASES ("DFLS")

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

     NON-RECOURSE DISCOUNTING OF RENTALS

     The Partnership may assign the future rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institu tions, leasing revenue and interest expense are recorded.

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

     TRANSACTIONS SUBSEQUENT TO INITIAL LEASE TERMINATION

     After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Finance Leases" and "Equipment on Operating Leases" above.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     INCOME TAXES

     No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax return of the individual partners.


     CASH EQUIVALENTS

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $2,546,000 and $2,681,000 at December 31, 1998 and 1997, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.


     NET INCOME PER CLASS A LIMITED PARTNER UNIT

     Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.


2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, 1998 and 1997 were:

                                                       1998            1997
                                                    -----------     -----------

     Minimum lease payments receivable              $ 2,099,035     $ 3,072,652
     Estimated residual values                        1,633,266         606,407
     Less unearned income                              (172,085)       (352,226)
                                                    -----------     -----------

       Total                                        $ 3,560,216     $ 3,326,833
                                                    ===========     ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

3.   Leased Equipment, net
     ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, 1998 and 1997 were:

                                                       1998            1997
                                                   ------------    ------------

     Transportation and industrial equipment       $ 39,323,302    $ 41,131,072
     Computers and peripherals                       15,279,370      13,810,207
     Furniture, fixtures and equipment               12,542,349      14,197,395
     Other                                            1,126,682       1,963,783
                                                   ------------    ------------
                                                     68,271,703      71,102,457
     Less accumulated depreciation                  (28,499,909)    (24,677,113)
     Allowance for losses                              (177,572)       (231,777)
                                                   ------------    ------------

                                                   $ 39,594,222    $ 46,193,567
                                                   ============    ============

     Depreciation  expense for 1998, 1997 and 1996 was $13,493,620,  $14,058,981
     and $12,585,981, respectively.


4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 1998 are:

          Years Ending December 31,               DFLs                  OLs
          -------------------------            -----------          ------------

                  1999                         $ 1,723,202          $ 14,517,674
                  2000                             344,235             6,713,932
                  2001                              14,048             2,235,743
                  2002                              10,638               837,045
                  Thereafter                         6,912               315,933
                                               -----------          ------------

                      Total                    $ 2,099,035          $ 24,620,327
                                               ===========          ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 1998 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------

                  1999                                          $  9,324,407
                  2000                                             2,831,373
                  2001                                               440,051
                  2002                                                 8,078
                                                                ------------
                                   Total                        $ 12,603,909
                                                                ============

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Sales Commissions and Offering Costs
     ------------------------------------

     Under the terms of the Partnership Agreement, an affiliate of the general partner is entitled to receive sales commissions and wholesaling fees equal to 10% of the Class A limited partners' capital contributions, up to 9% of which are paid to participating broker-dealers. During 1996, CAI Securities Corporation earned commissions and fees of approximately $1,162,000, of which $992,000 were paid to participating broker-dealers.

     As provided in the Partnership Agreement, the general partner earned approximately $465,000 as reimbursement for expenses incurred during 1996 in connection with the organization of the Partnership and the offering of Class A limited partner units. The general partner also received approximately $62,000 as reimbursement for due diligence expenses incurred during 1996.

     Capital Contributions
     ---------------------

     Under terms of the Partnership Agreement, the Class B limited partner made capital contributions to the Partnership of $130,000 during 1996.

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled approximately $516,000, $347,000 and $1,185,000 in 1998, 1997 and
     1996, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $420,000, $409,000, and $391,000 during 1998, 1997 and 1996, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $210,000, $120,000, and $94,000 during 1998, 1997 and 1996, respectively.

     Equipment Purchases
     -------------------

     The Partnership purchased equipment from CAII, with a total purchase price of approximately $15,381,000, $10,426,000 and $35,688,000 (including approximately $4,759,000, $3,240,000 and $11,369,000 of discounted lease rentals) during 1998, 1997 and 1996, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $48,000 and $39,000 during 1998 and 1997, respectively, consists of $9,000 for direct services from general partner, $33,000 for management fees paid to general partner and $6,000 for reimbursable general and administrative expenses for 1998 and $8,000 for direct services from general partner, $31,000 for management fees paid to general partner for 1997.

     Receivable From Related Party
     -----------------------------

     The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance. At the end of December 1998, $50,521 rents were applied by the General Partner that were transferred to the Partnership in January 1999.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                                      1998           1997           1996
                                                                  -------------  ------------   ------------

     Net income per financial statements                          $   1,745,560  $  4,414,329   $  2,074,001
     Direct finance leases                                            2,297,748     1,900,541      2,192,802
     Depreciation                                                    (2,401,465)   (4,277,382)    (6,587,214)
     Provision for losses                                             1,250,000       250,000         50,000
     Gain (loss) on sale of equipment                                   362,981      (937,344)        24,631
     Other                                                              397,457         4,835        570,570
                                                                  -------------  ------------   -------------
     Partnership income for federal income tax purposes           $   3,652,281  $  1,354,979   $ (1,675,210)
                                                                  =============  ============   ============



     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                                      1998           1997           1996
                                                                  -------------  -------------  ------------

     Partners' capital per financial statements                   $  32,647,177  $  36,261,569  $  37,388,345
     Commissions and offering costs                                   7,184,603      7,184,603      7,184,603
     Direct finance leases                                            7,160,485      4,862,737      2,962,196
     Depreciation                                                   (17,585,699)   (15,184,234)   (10,906,852)
     Provision for losses                                             1,825,000        575,000        325,000
     Gain (loss) on sale of equipment                                  (549,732)      (912,713)        24,631
     Other                                                              947,953        557,231        557,627
                                                                  -------------  -------------  -------------
     Partners' capital for federal income tax purposes            $  31,629,787  $  33,344,193  $  37,535,550
                                                                  =============  =============  =============


8.   Concentration of Credit Risk
     ----------------------------

     Approximately 73% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

     The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total revenue of Partnership during 1998.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1998 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 1998, discounted lease rentals of approximately $12,604,000 had a fair value of approximately $11,706,000. The fair value was estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



THE PARTNERS
CAPITAL PREFERRED YIELD FUND-III, L.P.:

Under date of February 22, 1999, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1998 and 1997, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998 as contained in the Partnership's annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                      /s/KPMG LLP
                                      ------------------------
                                      KPMG LLP

Denver, Colorado
February 22, 1999

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1998, 1997 and 1996



COLUMN A                           COLUMN B             COLUMN C                COLUMN D        COLUMN E
--------                          ----------  ---------------------------     --------------    --------
                                  Balance at   Additions      Additions                         Balance
                                  Beginning   Charged to     Charged to                         at End
Classification                     of Year     Expenses    Other Accounts     Deductions (1)    of Year
--------------                    ----------  ----------   --------------     --------------    --------

             1998
-------------------------------

Allowance for losses:
  Accounts receivable             $       -    $    10,000      $     -       $          -      $  10,000
  Equipment on operating leases     231,777      1,240,000            -         (1,294,205)       177,572
                                  ---------    -----------      -------       ------------      ---------

                                  $ 231,177    $ 1,250,000      $     -       $  1,294,205      $ 187,572
                                  =========    ===========      =======       ============      =========

             1997
-------------------------------

Allowance for losses:
  Equipment on operating leases   $ 177,799    $   250,000      $     -       $   (196,022)     $ 231,777
                                  =========    ===========      =======       ============      =========


             1996
-------------------------------

Allowance for losses:
  Equipment on operating leases   $ 275,000    $    50,000      $ 1,331       $   (148,532)     $ 177,799
                                  =========    ===========      =======       ============      =========










(1) Principally charge-offs of assets against the established allowances.










                  See accompanying independent auditor's report

Item 9.   Changes in  and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing IV Corporation

         Name                               Positions Held
         ----                               --------------

     John F. Olmstead           President and Director

     Anthony M. DiPaolo         Senior Vice  President, Principal  Financial and
                                Chief Administrative Officer and Director

     Richard H. Abernethy       Vice President and Director

     Joseph F. Bukofski         Vice President, Assistant Secretary and Director

     Robert A. Golden           Director

     Mick Myers                 Director

     Ann Danielson              Assistant Vice President

     David J. Anderson          Chief Accounting Officer and Secretary

JOHN F. OLMSTEAD, age 54, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

ANTHONY M. DIPAOLO, age 40, joined CAII in July 1990 as an Assistant Treasurer and is currently Senior Vice President-CFO. He has also held the positions of Senior Vice President-Controller and Assistant Vice President-Credit Administration for the Company. Mr. DiPaolo has held financial management positions as Chief Financial Officer for Mile High Kennel Club, Inc. from 1988 to 1990 and was Vice President/Controller for VICORP Restaurants, Inc. from 1986 through 1988. Mr. DiPaolo holds a Bachelor of Science degree in Accounting from the University of Denver.

RICHARD H. ABERNETHY, age 45, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has thirteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

         ---------------------------------------------------

JOSEPH F. BUKOFSKI, age 43, joined CAII in June 1990 as a Financial Analyst. Mr. Bukofski is currently the Vice President-Pricing. Prior to joining the Marketing Department, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

ROBERT A. GOLDEN, age 53, is Vice President and the National Sales Manager of the Company. Mr. Golden joined the Company in 1993 as a Branch Manager. He was promoted to his current position in September 1994. Prior to joining the Company, he was an Executive Vice President with the U.S. Funds Group, President of BoCon Capital Group and Vice President with Ellco/GE Capital for fifteen years. Mr. Golden is an officer, but not a director, of CAII.

MICK MYERS, age 41, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

ANN DANIELSON, age 35, joined CAII in February 1990 and is currently Assistant Vice President, Assistant Treasurer and is responsible for the Company's cash management and collections functions. Prior to joining the Company, she was with U.S. West financial Services and Coopers & Lybrand. Ms. Danielson holds a Bachelor of Arts Degree from the University of Northern Iowa.

DAVID J. ANDERSON, age 46, joined CAII in August 1990 as Manager of Billing & Collections and currently serves as Assistant Vice-President/Assistant Controller. Prior to joining CAII, Mr. Anderson was Vice- President/Controller for Systems Marketing, Inc., from 1985 to 1990, and previous to that working in several senior staff positions at the Los Alamos National Laboratory and with Ernst & Whinney. Mr. Anderson holds a Bachelor of Business Administration degree in Accounting from the University of Wisconsin.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 1998.

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

          CAII, an affiliate of the general partner, is the Class B limited partner.

Item 12.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management,
          ----------------------------------------------------------------------
          continued


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

          General Partner
          ---------------

          CAI Equipment Leasing IV Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1998.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1998:

                        ACQUISITION AND OPERATING STAGES

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled approximately $516,000 in 1998, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

          ----------------------------------------------

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $420,000 for 1998.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $210,000 during 1998.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $52,755 and $52,755, respectively, for 1998. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $20,647, respectively, for 1998.

During 1998, the Partnership acquired the equipment described below from CAII:

                                                                                  Cost to
                                                                                Partnership
                                                                                 Including
                                                                                Acquisition       Debt        Annual
Lessee                            Equipment Description          Cost to CAII      Fees*         Assumed       Rents
------                            ---------------------          ------------   ------------   -----------  -----------

Thomson Industries, Inc.          Personal computers             $     31,952   $     33,059   $         -  $    11,474
Lexmark International, Inc.       Conveyor system                     113,132        117,052             -       53,299
General Motors Corporation        Forklifts                         2,920,474      3,021,669             -      697,880
New York State Electric           Personal computers                1,159,117      1,199,686             -      620,884
New York State Electric           Desktop computers                   523,809        542,143             -      282,370
Oakland University                PBX systems                         497,555        514,969             -      193,260
Polo Ralph Lauren Corporation     Desktop computers                   152,165        157,490             -       82,015
Polo Ralph Lauren Corporation     Peripheral printers                  33,805         34,988             -       19,400
Polo Ralph Lauren Corporation     Personal computers                  195,021        201,846             -      105,485
Polo Ralph Lauren Corporation     PBX systems                          76,114         78,778             -       39,312
Lucent Technology                 Forklifts                           127,401        131,815             -       33,720
Darigold Incorporated             Forklifts                            11,495         11,893             -        3,734
Collins Industry                  Office automation equipment         118,920        123,041        99,710       38,410
Sony Electronics                  Forklifts                            53,808         55,673             -       12,379
Parke-Davis Pharmaceuticals       Research equipment                   93,921         97,176             -       30,050
Digital Audio Disk                Printing equipment                   91,334         94,499             -       28,277
Xerox                             Office automation equipment          34,290         35,478             -       11,112
Breckenridge                      Forklifts                            99,157        102,593             -       20,192
Parke-Davis Pharmaceuticals       Medical equipment                   101,730        105,255             -       32,439
Williams Sonoma                   Point-of-sale equipment             191,210        197,835             -       69,396
Lexmark International, Inc        Printed circuit board               567,600        587,267             -      192,384
HK System Inc.                    Communication equipment              73,986         76,550             -       33,509





Item 13. Certain Relationships and Related Transactions, continued
         ----------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                                                  Cost to
                                                                                Partnership
                                                                                 Including
                                                                                Acquisition       Debt        Annual
Lessee                            Equipment Description          Cost to CAII      Fees*         Assumed       Rents
------                            ---------------------          ------------   ------------   -----------  -----------

Metris Direct Inc.                Networking equipment           $     59,324   $     61,379   $         - $     25,317
GM Powertrain Division            Forklifts                           573,275        593,139             -      144,506
Moog Incorporated                 Personal computers                1,693,170      1,751,838     1,491,725      787,380
Mitchell International            Personal computers                1,382,045      1,429,933     1,118,471      754,440
Lucent Technology                 CPU's Dec                            39,848         41,229             -       10,550
E-Trade Group Incorporated        Furniture                           899,629        930,801       767,555      306,946
Consolidated Diesel Company       Forklifts                            11,811         12,220             -        3,699
Thomson Industries Inc            Machine tools                        67,983         70,339             -       24,413
Lucent Technology                 Desktop computers.                1,519,350      1,571,996     1,281,044      555,000
General Motors Corporation        Dry Vans                             39,440         40,807             -       10,373
Treasure Chest Advertising Co.    Forklifts                            80,741         83,538             -       27,991
ICI Americas Inc.                 Networking equipment                 25,176         26,048             -        8,175
Philips Digital Video Systems     Desktop computers                    45,960         47,553             -       20,976
Schratter Foods, Inc              Forklifts                            77,815         80,511             -       28,401
Ball-Foster Glass Container       Forklifts                            22,127         22,853             -       13,996
Ball Aerospace                    Furniture                           368,520        381,290             -       44,272
ABT Associates Incorporated       Portable computers                  140,209        145,067             -       46,753
ABT Associates Incorporated       Desktop computers                   157,340        162,792             -       55,167
The C P Hall Company              Portable computers                   28,601         29,592             -        9,837
United Airlines                   Transport trucks                    342,262        354,121             -      119,275
Ball-Foster Glass Container       Transport trucks                     22,553         23,333             -        9,015
                                                                 ------------   ------------   -----------  -----------
                      Total                                      $ 14,865,176   $ 15,381,136   $ 4,758,505  $ 5,617,464
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d)   The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

               2.   Financial Statement Schedule:  (Incorporated by reference to
                    Item  8  of   this   Report,   "Financial   Statements   and
                    Supplementary Data").

Item 14.  Exhibits,  Financial Statement  Schedules  and  Reports  on  Form 8-K,
          ----------------------------------------------------------------------
          continued

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1998.

         (c)   Exhibits required to be filed.

               Exhibit                        Exhibit
               Number                          Name
               ------                         -------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1999             Capital Preferred Yield Fund-III, L.P.

                                    By:  CAI Equipment Leasing IV Corporation

                                    By:  /s/John F. Olmstead
                                         ------------------------------------
                                         John F. Olmstead
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                  Title
---------                                  -----

/s/John F. Olmstead
--------------------------
John F. Olmstead                President and Director


/s/Anthony M. DiPaolo
--------------------------      Senior  Vice  President, Principal Financial and
Anthony M. DiPaolo              Chief Administrative Officer and Director


/s/Richard H. Abernethy
--------------------------
Richard H. Abernethy            Vice President and Director


/s/Joseph F. Bukofski
--------------------------
Joseph F. Bukofski              Vice President, Assistant Secretary and Director


/s/Robert A. Golden
--------------------------
Robert A. Golden                Director


/s/Mick Myers
--------------------------
Mick Myers                      Director


/s/Ann Danielson
--------------------------
Ann Danielson                   Assistant Vice President


/s/David J. Anderson
--------------------------
David J. Anderson               Chief Accounting Officer and Secretary