Form 10-Q
period 1999-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 1999-05-17
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------
Commission file number                               33-44158
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

                        Exhibit Index appears on Page 15

                               Page 1 of 16 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 1999


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - March 31, 1999 and December 31, 1998           3

            Statements of Income - Three Months Ended
            March 31, 1999 and 1998                                         4

            Statements of Cash Flows - Three Months Ended
            March 31, 1999 and 1998                                         5

            Notes to Financial Statements                                  6-8

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                               14

  Item 6.   Exhibits and Reports on Form 8-K                                14

            Exhibit Index                                                   15

            Signature                                                       16

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                       March 31,    December 31,
                                                        1999            1998
                                                     -----------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 1,603,822     $ 2,723,454
Accounts receivable                                    1,268,092       1,340,631
Receivable from related party                            201,284          50,521
Equipment held for sale or re-lease                      732,707         534,643
Net investment in direct finance leases                3,122,219       3,560,216
Leased equipment, net                                 38,320,960      39,594,222
                                                     -----------     -----------

Total assets                                         $45,249,084     $47,803,687
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities         $ 1,513,803     $ 1,508,619
    Payables to affiliates                               112,380          48,360
    Rents received in advance                            562,343         554,824
    Distributions payable to partners                    440,798         440,798
    Discounted lease rentals                          10,163,958      12,603,909
                                                     -----------     -----------

Total liabilities                                     12,793,282      15,156,510
                                                     -----------     -----------

Partners' capital:
    General partner                                            -               -
    Limited partners:
          Class A                                     32,049,384      32,239,114
          Class B                                        406,418         408,063
                                                     -----------     -----------

Total partners' capital                               32,455,802      32,647,177
                                                     -----------     -----------

Total liabilities and partners' capital              $45,249,084     $47,803,687
                                                     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------        ----------
REVENUE:
  Operating lease rentals                           $4,334,349        $4,214,454
  Direct finance lease income                           71,751            91,242
  Equipment sales margin                               271,781           173,087
  Interest income                                       42,093            52,363
                                                    ----------        ----------

Total revenue                                        4,719,974         4,531,146
                                                    ----------        ----------

EXPENSES:
  Depreciation                                       3,114,342         3,381,596
  Management fees to general partner                   103,537           104,887
  Direct services from general partner                  41,744            45,786
  General and administrative                            58,183            57,524
  Interest on discounted lease rentals                 203,357           279,488
  Provision for losses                                  50,000           275,000
                                                    ----------        ----------

Total expenses                                       3,571,163         4,144,281
                                                    ----------        ----------

NET INCOME                                          $1,148,811        $  386,865
                                                    ==========        ==========

NET INCOME ALLOCATED:
  To the general partner                            $   13,181        $   13,209
  To the Class A limited partners                    1,124,167           369,876
  To the Class B limited partner                        11,463             3,780
                                                    ----------        ----------
                                                    $1,148,811        $  386,865
                                                    ==========        ==========

  Net income per weighted average Class A
       limited partner unit outstanding             $     2.30        $      .75
                                                    ==========        ==========

  Weighted average Class A limited
    partner units outstanding                          489,801           493,313
                                                    ==========        ==========





   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended
                                                                               March 31,
                                                                    ----------------------------
                                                                        1999            1998
                                                                    -----------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           $ 5,178,045      $ 6,732,231
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment on operating leases from affiliate          (2,530,565)      (1,473,770)
  Investment in direct finance leases, acquired from affiliate          (44,079)      (2,169,213)
                                                                    -----------      -----------
Net cash (used in) investing activities                              (2,574,644)      (3,642,983)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from discounted lease rentals                                      -        1,728,059
  Principal payments on discounted lease rentals                     (2,382,847)      (2,268,498)
  Redemptions of Class A limited partner units                          (22,126)         (35,765)
  Distributions to partners                                          (1,318,060)      (1,321,414)
                                                                    -----------      -----------
Net cash (used in) financing activities                              (3,723,033)      (1,897,618)
                                                                    -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (1,119,632)       1,191,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      2,723,454        2,813,686
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 1,603,822      $ 4,005,316
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                         $   201,463      $   279,488
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted lease rentals assumed in equipment acquisitions                  -           99,710
  Discounted lease rental for bankrupt lessee written-off
    as uncollectible                                                     57,104                -










   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1998 was derived from the audited financial statements included in the Partnership's 1998 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Securities and Exchange Commission.

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 1999, management fees of $37,499 are included in payables to affiliates.

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 1999, direct services from the General Partner of $12,217 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At March 31, 1999, general and administrative costs of $62,664 are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY

     The General Partner collects rents from lessees and applies these rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from related party balance. At the end of March 1999, $201,284 rents had been applied by the General Partner that were transferred to the Partnership in April 1999.

     EQUIPMENT PURCHASES

     During the three months ended March 31, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):



                                                                                              Acquisition         Total
                                                Equipment                         Cost of       Fees and        Equipment
               Lessee                          Description                       Equipment   Reimbursements   Purchase Price
     -----------------------------      ---------------------------             -----------  --------------   --------------

     Wyle Labs                          Thermal cycling                         $   378,807    $   13,126     $   391,933
     Wyle Labs                          Servers                                      16,485           571          17,056
     Birmingham Steel Corporation       Copier                                        9,450           327           9,777
     Treasure Chest Advertising         Forklift                                     20,685           717          21,402
     General Motors Corporation         Material handling equipment                 191,454         6,634         198,088
     General Motors Corporation         Cameras                                     379,175        13,138         392,313
     General Motors Corporation         Forklift                                    180,141         6,242         186,383
     General Motors Corporation         Scrubber                                     64,292         2,228          66,520
     General Motors Corporation         Scrubber/Sweeper                             35,135         1,217          36,352
     General Motors Corporation         Rider sweeper                                32,627         1,131          33,758
     General Motors Corporation         Walkie lift                                 110,212         3,819         114,031
     Ball Aerospace & Technology        Office furniture                             56,589         1,961          58,550
     United Airlines                    Docking system                               60,000         2,079          62,079
     Thomson Industries                 Computer equipment                           45,570         1,579          47,149
     Sebastiani Vineyards               Bottling equipment                          907,798        31,455         939,253
                                                                                -----------    ----------     -----------
                                                                                $ 2,488,420    $   86,224     $ 2,574,644
                                                                                ===========    ==========     ===========

     At March  31,  1999,  the  General  Partner  had  identified  approximately
     $718,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1999.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Year 2000
     ---------

     An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                               Three Months
                                              Ended March 31,
                                        ---------------------------
                                           1999            1998         Change
                                        -----------     -----------   ----------

Leasing margin                          $ 1,088,401     $  644,612    $ 443,789
Equipment sales margin                      271,781        173,087       98,694
Interest income                              42,093         52,363      (10,270)
Management fees to general partner         (103,537)      (104,887)       1,350
Direct services from general  partner       (41,744)       (45,786)       4,042
General and administrative                  (58,183)       (57,524)        (659)
Provision for losses                        (50,000)      (275,000)     225,000
                                        -----------     ----------    ---------
  Net income                            $ 1,148,811     $  386,865    $ 761,946
                                        ===========     ==========    =========

LEASING MARGIN

Leasing margin consists of the following:

                                                        Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------

Operating lease rentals                             $ 4,334,349     $ 4,214,454
Direct finance lease income                              71,751          91,242
Depreciation                                         (3,114,342)     (3,381,596)
Interest expense on discounted lease rentals           (203,357)       (279,488)
                                                    -----------     -----------

   Leasing margin                                   $ 1,088,401     $   644,612
                                                    ===========     ===========

   Leasing margin ratio                                      25%             15%
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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin and leasing margin ratio increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 in part due to the decrease in interest expense. In addition, operating lease rentals increased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to an increase in interim rent proceeds. Operating lease revenue, exclusive of interim rent, and depreciation expense decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                                     Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                  1999                  1998
                                               -----------          -----------

Equipment sales revenue                        $   631,780          $ 1,854,512
Cost of equipment sales                           (359,999)          (1,681,425)
                                               -----------          -----------
   Equipment sales margin                      $   271,781          $   173,087
                                               ===========          ===========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being released or sold to the lessee or a third party. Equipment sales margin increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to a one time recognition of gain from the receipt of funds pursuant to the sale of a note receivable representing settlement with a bankrupt lessee in the amount of $206,360.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

INTEREST INCOME

Interest income decreased due to a decrease in the amount of invested cash during the quarter ended March 31, 1999 as compared to the three months ended March 31, 1998. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees to general partner, direct services from general partner and general and administrative expenses remained comparable to 1998. Management fees and direct services are discussed in detail under Note 2 to the financial statements. The primary components of general and administrative expenses for the three months ended March 31, 1999 and March 31, 1998 were data processing, advertising, audit and tax fees, printing and bank charges.

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to the termination of the initial lease) is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual values of its assets to identify any other-than- temporary losses in value.

A provision for loss of $50,000 was recorded for the three months ended March 31, 1999. Of this amount, $25,000 is due to the write-off of assets that were leased to a bankrupt lessee for which no recovery is possible. The balance of the provision for the three months ended March 31, 1999 consists of provision for loss on other equipment returned to the Partnership at lease maturity.

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

During the three months ended March 31, 1999, the Partnership acquired equipment subject to leases with a total equipment purchase price of $2,574,644. At March 31, 1999, the General Partner had identified approximately $718,000 of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 1999.

During the three months ended March 31, 1999, the Partnership declared distributions to the partners of $1,318,060 ($440,798 of which was paid during April 1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 1999, to (1) meet current operating requirements, (2) fund cash distributions to Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

YEAR 2000 ISSUES

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its computer systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have date-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. Certain of the affiliate's software has already been upgraded to correctly account for the Year 2000 issue. The affiliate is implementing additional upgrades whereby the affiliate's primary lease tracking and accounting software will account for the Year 2000 correctly. The affiliate expects that the new upgrades will be fully operational by December 31, 1999, and therefore expects that it will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

YEAR 2000 ISSUES, continued

plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, it does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption to have an impact on its financial reporting.

"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward- looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1998 Form 10-K when and where applicable.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals at a fixed debt rate. The partnership's other assets and liabilities are also at fixed rates. Consequently the partnership has no interest rate risk or other market risk exposure.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 1999.

Item No.                           Exhibit Index



   27           Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By:  CAI Equipment Leasing IV Corp.


Dated:  May 17, 1999                      By:  /s/Anthony M. DiPaolo
                                               ------------------------------
                                               Anthony M. DiPaolo
                                               Senior Vice President