Form 10-Q
period 1999-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1999-08-16
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 1999
                               -------------------------------------------------

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

                        Exhibit Index appears on Page 17

                               Page 1 of 18 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 1999


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 1999 and December 31, 1998           3

              Statements of Income - Three and Six Months Ended
              June 30, 1999 and 1998                                         4

              Statements of Cash Flows - Six Months Ended
              June 30, 1999 and 1998                                         5

              Notes to Financial Statements                                 6-9

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-15

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk    15



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

              Exhibit Index                                                 17

              Signature                                                     18

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,     December 31,
                                                        1999            1998
                                                     -----------    ------------
                                                     (Unaudited)

Cash and cash equivalents                            $ 1,800,549     $ 2,723,454
Accounts receivable                                      960,663       1,340,631
Receivable from related party                            200,235          50,521
Equipment held for sale or re-lease                      998,098         534,643
Net investment in direct finance leases                2,503,058       3,560,216
Leased equipment, net                                 35,675,839      39,594,222
                                                     -----------     -----------

Total assets                                         $42,138,442     $47,803,687
                                                     ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $ 1,505,592     $ 1,508,619
  Payables to affiliates                                  64,330          48,360
  Rents received in advance                              552,767         554,824
  Distributions payable to partners                      440,488         440,798
  Discounted lease rentals                             8,054,100      12,603,909
                                                     -----------     -----------

Total liabilities                                     10,617,277      15,156,510
                                                     -----------     -----------

Partners' capital:
  General partner                                              -               -
  Limited partners:
    Class A                                           31,124,136      32,239,114
    Class B                                              397,029         408,063
                                                     -----------     -----------

Total partners' capital                               31,521,165      32,647,177
                                                     -----------     -----------

Total liabilities and partners' capital              $42,138,442     $47,803,687
                                                     ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                            June 30,                        June 30,
                                                   --------------------------      --------------------------
                                                      1999            1998            1999            1998
                                                   ----------      ----------      ----------      ----------

Revenue:
  Operating lease rentals                          $4,152,011      $4,475,212      $8,486,360      $8,689,666
  Direct finance lease income                          71,840         147,255         143,591         238,497
  Equipment sales margin                              106,939          42,786         378,720         215,873
  Interest income                                      78,207          35,433         120,300          87,796
                                                   ----------      ----------      ----------      ----------

     Total revenue                                  4,408,997       4,700,686       9,128,971       9,231,832
                                                   ----------      ----------      ----------      ----------

Expenses:
  Depreciation                                      3,027,172       3,280,032       6,141,514       6,661,628
  Management fees paid to general partner              93,157         106,596         196,694         211,483
  Direct services from general partner                 51,630          48,941          93,374          94,727
  General and administrative                           84,598          87,231         142,781         144,755
  Interest on discounted lease rentals                162,973         273,486         366,330         552,974
  Provision for losses                                606,972         425,000         656,972         700,000
                                                   ----------      ----------      ----------      ----------

     Total expenses                                 4,026,502       4,221,286       7,597,665       8,365,567
                                                   ----------      ----------      ----------      ----------

Net income                                         $  382,495      $  479,400      $1,531,306      $  866,265
                                                   ==========      ==========      ==========      ==========

Net income allocated:
  To the general partner                           $   13,171      $   13,184      $   26,352      $   26,393
  To the Class A limited partners                     365,588         461,503       1,489,755         831,379
  To the Class B limited partner                        3,736           4,713          15,199           8,493
                                                   ----------      ----------      ----------      ----------

                                                   $  382,495      $  479,400      $1,531,306      $  866,265
                                                   ==========      ==========      ==========      ==========

Net income per weighted average Class A
  limited partner unit outstanding                 $      .74      $      .94      $     3.03      $     1.69
                                                   ==========      ==========      ==========      ==========

Weighted average Class A limited
  partner units outstanding                           491,795         492,384         491,954         492,846
                                                   ==========      ==========      ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                              June 30,
                                                                  -----------------------------
                                                                      1999             1998
                                                                  ------------     ------------

Net cash provided by operating activities                         $ 10,379,243     $ 11,967,866
                                                                  ------------     ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate         (4,042,612)      (4,443,818)
  Investment in direct finance leases, acquired from affiliate        (109,203)      (2,294,355)
                                                                  ------------     ------------
Net cash used in investing activities                               (4,151,815)      (6,738,173)
                                                                  ------------     ------------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                               205,734        1,728,059
  Principal payments on discounted lease rentals                    (4,698,439)      (4,545,027)
  Redemptions of Class A limited partner units                         (22,126)         (79,971)
  Distributions to partners                                         (2,635,502)      (2,640,089)
                                                                  ------------     ------------
Net cash used in financing activities                               (7,150,333)      (5,537,028)
                                                                  ------------     ------------

Net decrease in cash and cash equivalents                             (922,905)        (307,335)

Cash and cash equivalents at beginning of period                     2,723,454        2,813,686
                                                                  ------------     ------------

Cash and cash equivalents at end of period                        $  1,800,549     $  2,506,351
                                                                  ============     ============

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                       $    359,845     $    552,974
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted rentals assumed in equipment acquisitions                       -        2,709,906
  Discounted lease rental for bankrupt lessee written-off
    as uncollectible                                                    57,104                -



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

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement
     133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 1999, management fees of $30,487 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 1999, direct services from the General Partner of $29,842 are included in payables to affiliates.

     GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 1999, general and administrative costs of $4,001 are included in payables to affiliates.

     RECEIVABLE FROM RELATED PARTY

     The General Partner collects rents from lessees and applies these rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from related party balance. At the end of June 1999, $200,235 rents had been applied by the General Partner that were transferred to the Partnership in July 1999.

     EQUIPMENT PURCHASES

     During the six months ended June 30, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):


                                                                                               Acquisition         Total
                                                Equipment                    Cost of            Fees and         Equipment
              Lessee                           Description                  Equipment         Reimbursements   Purchase Price
     -----------------------------      ---------------------------        -----------        --------------   --------------

     Wyle Labs                          Thermal cycling equipment          $   378,807           $  13,126      $   391,933
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





                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     EQUIPMENT PURCHASES, continued

                                                                                               Acquisition         Total
                                                Equipment                    Cost of            Fees and         Equipment
              Lessee                           Description                  Equipment         Reimbursements   Purchase Price
     -----------------------------      ---------------------------        -----------        --------------   --------------

     General Motors Corporation         Walkie lift                        $   110,212           $   3,819      $   114,031
     Ball Aerosmith & Technology        Office furniture                        56,589               1,961           58,550
     United Airlines                    Docking system                          60,000               2,079           62,079
     Thomson Industries                 Computer equipment                      45,570               1,579           47,149
     Sebastiani Vineyards               Bottling equipment                     907,798              31,455          939,253
     Wyle Labs                          Office furniture                        26,217                 908           27,126
     E Trade                            Office furniture                        32,120               1,113           33,233
     Hitachi Computer Products          Cisco routers                          200,826               6,959          207,785
     GM Powertrain Division             Scrubber                                72,044               2,496           74,540
     HK Systems                         Teleconferencing equipment              41,413               1,435           42,848
     Wyle Labs                          Thermal cycling                         29,164               1,011           30,174
     New Stevens                        Snowgroomer                            120,405               4,172          124,577
     General Motors Corporation         Scrubber                                29,653               1,027           30,680
     E Trade                            Office furniture                       936,519              32,450          968,969
     General Motors Corporation         Lift truck                              28,060                 973           29,033
     United Airlines                    Docking system                           8,206                   0            8,206
                                                                           -----------           ---------      -----------
                                                                           $ 4,013,047           $ 138,768      $ 4,151,815
                                                                           ===========           =========      ===========



     At June 30, 1999, the General Partner had not identified a significant amount of additional equipment that satisfied the Partnership's acquisition criteria.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Year 2000, continued
     ---------

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                Three Months                            Six Months
                                               Ended June 30,                         Ended June 30,
                                         ------------------------                -------------------------
                                             1999        1998          Change       1999          1998          Change
                                         -----------  -----------    ----------  -----------   -----------    ----------

Leasing margin                           $ 1,033,706  $ 1,068,949    $  (35,243) $ 2,122,107   $ 1,713,561    $  408,546
Equipment sales margin                       106,939       42,786        64,153      378,720       215,873       (43,783)
Interest income                               78,207       35,433        42,774      120,300        87,796       239,134
Management fees paid to general partner      (93,157)    (106,596)       13,439     (196,694)     (211,483)       14,789
Direct services from general partner         (51,630)     (48,941)       (2,689)     (93,374)      (94,727)        1,353
General and administrative expenses          (84,598)     (87,231)        2,633     (142,781)     (144,755)        1,974
Provision for losses                        (606,972)    (425,000)     (181,972)    (656,972)     (700,000)       43,028
                                         -----------  -----------    ----------  -----------   -----------    ----------

Net income                               $   382,495  $   479,400    $  (96,905) $ 1,531,306   $   866,265    $  665,041
                                         ===========  ===========    ==========  ===========   ===========    ==========



LEASING MARGIN

Leasing margin consists of the following:


                                             Three Months Ended              Six Months Ended
                                                  June 30,                        June 30,
                                          --------------------------    ---------------------------
                                              1999          1998            1999           1998
                                          ------------   -----------    -----------     -----------

Operating lease rentals                   $ 4,152,011    $ 4,475,212    $ 8,486,360     $ 8,689,666
Direct finance lease income                    71,840        147,255        143,591         238,497
Depreciation                               (3,027,172)    (3,280,032)    (6,141,514)     (6,661,628)
Interest on discounted lease rentals         (162,973)      (273,486)      (366,330)       (552,974)
                                          -----------    -----------    -----------     -----------
   Leasing margin                         $ 1,033,706    $ 1,068,949    $ 2,122,107     $ 1,713,561
                                          ===========    ===========    ===========     ===========

   Leasing margin ratio                            24%            23%            25%             19%
                                          ===========    ===========    ===========     ===========


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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

LEASING MARGIN, continued

All components of leasing margin decreased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 due to portfolio run-off. Leasing margin ratio increased primarily due to the decrease in interest on discounted lease rentals.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                              Three Months Ended            Six Months Ended
                                   June 30,                    June 30,
                           ------------------------    ------------------------
                              1999          1998           1999        1998
                           ----------    ----------    -----------  -----------

Equipment sales revenue    $  543,264    $  609,340    $ 1,175,044  $ 2,463,852
Cost of equipment sales      (436,325)     (566,554)      (796,324)  (2,247,979)
                           ----------    ----------    -----------  -----------
 Equipment sales margin    $  106,939    $   42,786    $   378,720  $   215,873
                           ==========    ==========    ===========  ===========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being released or sold to the lessee or a third party.
Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Equipment sales margin increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily due to a one time recognition of gain from the receipt of funds pursuant to the sale of a note receivable representing settlement with a bankrupt lessee in the amount of $206,630.

INTEREST INCOME

Interest income increased due to an increase in the amount of invested cash during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and
(2) the interest rate on such invested cash.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

EXPENSES

Management fees paid to general partner decreased for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 primarily due to the decrease in operating lease rentals. Direct services from general partner and general and administrative expenses for the three and six months ended June 30, 1999 remained comparable to 1998. Management fees and direct services are also discussed in detail under Note 2 to the financial statements. The primary components of general and administrative expenses for the three and six months ended June 30, 1999 and June 30, 1998 were data processing, advertising, audit and tax fees, printing and state income tax fees.

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

A provision for loss of $656,972 was recorded for the six months ended June 30, 1999. Significant adjustments were as follows: $527,240 was related primarily to the identification of other-than-temporary losses in value for phone equipment being returned to the Partnership at lease maturity, $54,732 was related to a lower of cost or market adjustment on printing and phone equipment held for sale or re-lease, and $25,000 was related to the write-off of assets that were leased to a bankrupt lessee for which no recovery is possible.


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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

During the six months ended June 30, 1999, the Partnership acquired equipment subject to leases with a total equipment purchase price of $4,151,815. At June 30, 1999, the General Partner had not identified a significant amount of additional equipment that satisfied the Partnership's acquisition criteria.

During the six months ended June 30, 1999, the Partnership declared distributions to the partners of $2,635,192 ($440,488 of which was paid during July 1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.


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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 1999.

Item No.                           Exhibit Index

   27       Financial Data Schedule

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:  CAI Equipment Leasing IV Corp.


Dated:  August 16, 1999             By:  /s/Anthony M. DiPaolo
                                         ---------------------------------------
                                         Anthony M. DiPaolo
                                         Senior Vice President