Form 10-Q
period 1999-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 1999-11-15
CIK 914786

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999
                              --------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to_______________________

Commission file number            33-44158
                      ----------------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____.
                                       -----

                       Exhibit Index appears on Page 17

                              Page 1 of 18 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                              September 30, 1999


                               Table of Contents
                               -----------------

 PART I.   FINANCIAL INFORMATION                                                    PAGE
                                                                                   ----
     Item 1.   Financial Statements (Unaudited)
               Balance Sheets - September 30, 1999 and December 31, 1998              3

               Statements of Income - Three and Nine Months Ended
               September 30, 1999 and 1998                                            4

               Statements of Cash Flows - Nine Months Ended
               September 30, 1999 and 1998                                            5

               Notes to Financial Statements                                        6-8

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                           9-14

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk            15



PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                     16

     Item 6.   Exhibits and Reports on Form 8-K                                      16

               Exhibit Index                                                         17

               Signature                                                             18

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                 September 30,   December 31,
                                                     1999           1998
                                                 -------------   -----------
                                                  (Unaudited)

Cash and cash equivalents                         $ 1,482,855    $ 2,723,454
Accounts receivable                                 1,041,737      1,340,631
Receivable from related party                       1,160,610         50,521
Equipment held for sale or re-lease                   859,339        534,643
Net investment in direct finance leases             2,613,755      3,560,216
Leased equipment, net                              35,059,432     39,594,222
                                                  -----------    -----------

Total assets                                      $42,217,728    $47,803,687
                                                  ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities        $   971,864    $ 1,508,619
  Payables to affiliates                               52,191         48,360
  Rents received in advance                           576,951        554,824
  Distributions payable to partners                   442,633        440,798
  Discounted lease rentals                          9,493,085     12,603,909
                                                  -----------    -----------

Total liabilities                                  11,536,724     15,156,510
                                                  -----------    -----------

Partners' capital:
  General partner                                           -              -
  Limited partners:
     Class A                                       30,292,390     32,239,114
     Class B                                          388,614        408,063
                                                  -----------    -----------

Total partners' capital                            30,681,004     32,647,177
                                                  -----------    -----------

Total liabilities and partners' capital           $42,217,728    $47,803,687
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                            ------------------------     -------------------------
                                               1999         1998           1999           1998
                                            -----------  -----------     -----------  ------------
Revenue:
 Operating lease rentals                     $3,698,059   $4,371,142     $12,184,419   $13,060,808
 Direct finance lease income                     52,287      146,859         195,878       385,356
 Equipment sales margin                         299,591      185,727         471,681       401,600
 Interest income                                 40,403       35,169         367,333       122,965
                                             ----------   ----------     -----------   -----------

     Total revenue                            4,090,340    4,738,897      13,219,311    13,970,729
                                             ----------   ----------     -----------   -----------

Expenses:
 Depreciation                                 3,073,197    3,405,018       9,214,711    10,066,646
 Management fees paid to general partner         79,012      109,962         275,707       321,445
 Direct services from general partner            45,506       52,994         138,880       147,721
 General and administrative                      76,387       61,624         219,168       206,379
 Interest on discounted lease rentals           137,100      284,241         503,429       837,215
 Provision for losses                           200,000       25,000         856,972       725,000
                                             ----------   ----------     -----------   -----------

     Total expenses                           3,611,202    3,938,839      11,208,867    12,304,406
                                             ----------   ----------     -----------   -----------

Net income                                   $  479,138   $  800,058     $ 2,010,444   $ 1,666,323
                                             ==========   ==========     ===========   ===========

Net income allocated:
 To the general partner                      $   13,193   $   13,181     $    39,545   $    39,574
 To the Class A limited partners                461,235      778,930       1,950,990     1,610,309
 To the Class B limited partner                   4,710        7,947          19,909        16,440
                                             ----------   ----------     -----------   -----------

                                             $  479,138   $  800,058     $ 2,010,444   $ 1,666,323
                                             ==========   ==========     ===========   ===========

 Net income per weighted average Class A
    limited partner unit outstanding         $     0.94   $     1.58     $      3.97   $      3.27
                                             ==========   ==========     ===========   ===========

 Weighted average Class A limited
   partner units outstanding                    491,795      492,297         491,900       492,632
                                             ==========   ==========     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                           1999           1998
                                                                       ------------   ------------

Net cash provided by operating activities                              $ 15,534,627    $18,530,217
                                                                       ------------    -----------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate              (5,938,292)    (5,651,734)
  Investment in direct finance leases, acquired from affiliate             (178,347)    (2,286,569)
                                                                       ------------    -----------
Net cash used in investing activities                                    (6,116,639)    (7,938,303)
                                                                       ------------    -----------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                                    205,734      1,728,059
  Principal payments on discounted lease rentals                         (6,889,539)    (7,304,291)
  Redemptions of Class A limited partner units                              (22,126)       (84,481)
  Distributions to partners                                              (3,952,656)    (3,958,264)
                                                                       ------------    -----------
Net cash used in financing activities                                   (10,658,587)    (9,618,977)
                                                                       ------------    -----------

Net (decrease)/increase in cash and cash equivalents                     (1,240,599)       972,937

Cash and cash equivalents at beginning of period                          2,723,454      2,813,686
                                                                       ------------    -----------

Cash and cash equivalents at end of period                             $  1,482,855    $ 3,786,623
                                                                       ============    ===========

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                            $    503,429    $   837,215
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted rentals assumed in equipment acquisitions                    3,630,085      4,758,505
  Discounted lease rental for bankrupt lessee written-off
  as uncollectible                                                           57,104              -


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

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 1999, management fees of $28,957 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

 Direct Services from General Partner

 The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 1999, direct services from the General Partner of $23,234 are included in payables to affiliates.

 General and Administrative Expenses

 The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At September 30, 1999, there were no general and administrative costs included in payables to affiliates.

 Receivable From Related Party

 The General Partner collects rents from lessees and applies these rental payments to the lessee's account with the Partnership. The General Partner then transfers the collected rental payments to the Partnership, eliminating the receivable from related party balance. At the end of September 1999, $1,160,610 rents had been applied by the General Partner that were transferred to the Partnership subsequent to the end of the quarter and prior to the filing of the September 30, 1999 Quarterly Report.

 Equipment Purchases

 During the nine months ended September 30, 1999, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):

                                                                Acquisition         Total
                                   Equipment       Cost of       Fees and        Equipment
Lessee                            Description     Equipment   Reimbursements   Purchase Price
---------------------------    ----------------   ----------  ---------------  ---------------
Ball Aerospace & Technology    Office Furniture   $   56,589         $  1,961       $   58,550
Birmingham Steel Corp          Copier                  9,450              327            9,777
E Trade                        Office Furniture    4,300,821          141,653        4,442,474
General Motors Corporation     Cameras               379,175           13,138          392,313
General Motors Corporation     Forklift              180,141            6,242          186,383
General Motors Corporation     Lift Truck             48,437            1,678           50,115
General Motors Corporation     Material Handling     191,454            6,634          198,088
General Motors Corporation     Rider Sweeper          32,627            1,131           33,758

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Equipment Purchases, continued

                                                                 Acquisition        Total
                                  Equipment          Cost of       Fees and       Equipment
Lessee                           Description        Equipment   Reimbursements  Purchase Price
--------------------------    ------------------    ----------  --------------  ---------------
General Motors Corporation    Scrubber              $  418,261        $ 14,492       $  432,753
General Motors Corporation    Scrubber/Sweeper          35,135           1,217           36,352
General Motors Corporation    Sweeper                  179,823           6,231          186,054
General Motors Corporation    Walkie Lift              110,212           3,819          114,031
Hitachi Computer Products     Cisco Routers            200,826           6,959          207,785
HK Systems                    Teleconferencing          41,413           1,435           42,848
McGraw Hill                   Computer Equipment        21,996             762           22,758
New Stevens                   Snowgroomer              120,405           4,172          124,577
Rental Services               Tractors, Trucks         544,227          18,857          563,084
Sebastian Vineyards           Bottle Equipment         907,798          31,455          939,253
Thompson Industries           Computer Equipment        13,019             451           13,470
Treasure Chest Advertising    Forklift                  20,685             717           21,402
United Airlines               Docking System            78,551           2,079           80,630
Wyle Labs                     Office Furniture          26,217             908           27,125
Wyle Labs                     Servers                   16,485             571           17,056
Wyle Labs                     Thermal Cycling          407,972          14,136          422,108
Xerox                         Computer Equipment     1,053,787          36,514        1,090,301
Thomson                       Computer Equipment        32,551           1,128           33,679
                                                    ----------  --------------  ---------------
                                                     9,428,057         318,667        9,746,724
                                                    ==========  ==============  ===============

At September 30, 1999, the General Partner had identified approximately $3 million of equipment that satisfied the Partnership's acquisition criteria and is expected to be acquired during the remainder of 1999.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                  Three Months                                    Nine Months
                                               Ended September 30,                            Ended September 30,
                                             ----------------------                ------------------------------------------
                                                1999        1998        Change         1999           1998          Change
                                             ---------   ---------   -----------   -----------    ------------   ------------

Leasing margin                               $ 540,049   $ 828,742   $ (288,6933)   $ 2,662,157    $ 2,542,303   $    119,854
Equipment sales margin                         299,591     185,727       113,864        471,681        401,600         70,081
Interest income                                 40,403      35,169         5,234        367,333        122,965        244,368
Management fees paid to general partner        (79,012)   (109,962)       30,950       (275,707)      (321,445)        45,738
Direct services from general partner           (45,506)    (52,994)        7,488       (138,880)      (147,721)         8,841
General and administrative expenses            (76,387)    (61,624)      (14,763)      (219,168)      (206,379)       (12,789)
Provision for losses                          (200,000)    (25,000)     (175,000)      (856,972)      (725,000)      (131,972)
                                             ---------   ---------    ----------    -----------    -----------   ------------

Net income                                   $ 479,138   $ 800,058    $ (320,920)   $ 2,010,444    $ 1,666,323   $    344,121
                                             =========   =========    ==========    ===========    ===========   ============

Leasing Margin

Leasing margin consists of the following:

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                               -------------------------    --------------------------
                                                  1999          1998           1999           1998
                                               -----------   -----------    -----------    -----------
Operating lease rentals                        $ 3,698,059   $ 4,371,142    $12,184,419    $13,060,808
Direct finance lease income                         52,287       146,859        195,878        385,356
Depreciation                                    (3,073,197)   (3,405,018)    (9,214,711)   (10,066,646)
Interest on discounted lease rentals              (137,100)     (284,241)      (503,429)      (837,215)
                                               -----------   -----------    -----------    -----------
 Leasing margin                                $   310,316   $   828,742    $ 2,432,424    $ 2,542,303
                                               ===========   ===========    ===========    ===========

 Leasing margin ratio                                   14%           18%            22%            19%
                                               ===========   ===========    ===========    ===========

All components of leasing margin decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 due to portfolio run-off.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                   Three Months Ended          Nine Months Ended
                                     September 30,               September 30,
                               -------------------------   --------------------------
                                   1999          1998          1999          1998
                               -----------   -----------   -----------   ------------
Equipment sales revenue        $ 2,726,715   $ 1,668,352   $ 3,695,129   $ 4,132,204
Cost of equipment sales         (2,427,124)   (1,482,625)   (3,233,448)   (3,730,604)
                               -----------   -----------   -----------   -----------
 Equipment sales margin        $   299,591   $   185,727   $   471,681   $   401,600
                               ===========   ===========   ===========   ===========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin is affected by the volume and composition of equipment that becomes available for sale. Equipment sales margin increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to a one time recognition of gain from the receipt of funds pursuant to the sale of a note receivable representing settlement with a bankrupt lessee in the amount of $206,630. Equipment sales margin increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to a gain of $140,609 on the sale of machine tools.

Interest Income

Interest income increased due to an increase in the amount of invested cash during the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998. Interest

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

Interest Income, continued

income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to general partner decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 primarily due to the decrease in operating lease rentals. Direct services from general partner and general and administrative expenses for the three and nine months ended September 30, 1999 remained comparable to 1998. Management fees and direct services are also discussed in detail under Note 2 to the financial statements. The primary components of general and administrative expenses for the three and nine months ended September 30, 1999 and September 30, 1998 were data processing, advertising, audit and tax fees, printing and state income tax fees.

Direct services from the general partner for the three and nine months ended September 30, 1999 decreased primarily because of a change in the methodology used to determine the amount to be reimbursed to the affiliate for asset management services. The affiliate now charges the Partnership a fixed fee for asset management services. This fee is equal to an estimated cost to refurbish a piece of equipment returned to the affiliates' warehouse. The fee is charged to the Partnership when the equipment is returned, and is recorded as an expense for the period.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual values of its assets to identify any other-than-temporary losses in value.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Provision for Losses, continued

A provision for loss of $856,972 was recorded for the nine months ended September 30, 1999. Significant adjustments were as follows: $552,680, $113,560 and $111,000 was related primarily to the identification of other-than-temporary losses in value for phone equipment, machine tools and other equipment, respectively, that was returned to the Partnership at lease maturity; $54,732 was related to a lower of cost or market adjustment on printing and phone equipment held for sale or re-lease; and $25,000 was related to the write-off of assets leased to a bankrupt lessee for which no recovery is possible.

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

During the nine months ended September 30, 1999, the Partnership acquired equipment subject to leases with a total equipment purchase price of $9,746,724. At September 30, 1999, the General Partner had not identified approximately $3 million of equipment that satisfied the Partnership's acquisition criteria.

During the nine months ended September 30, 1999, the Partnership declared distributions to the partners of $3,954,491 ($442,633 of which was paid during October 1999). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

Year 2000 Issues

An affiliate provides accounting and other administrative services, including data processing services to the Partnership. The affiliate has conducted a comprehensive review of its internal information technology

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
----------------------------------------

Year 2000 Issues, continued

("IT") systems to identify systems that could be affected by the Year 2000 issue. The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. Certain computer programs which have time-sensitive software could recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failures or miscalculations. The affiliate is in the process of upgrading or replacing all components of its IT systems which were identified as being affected by the Year 2000 issue. At the present time, the affiliate has completed upgrades and testing of the upgrades for all components of its IT systems except its primary application software which controls the partnership's financial records, asset management detail, and billing records. The affiliate has fully identified all aspects of the application software which have Year 2000 issues and has commenced the process of upgrading the software. The affiliate expects that the new upgrades will be fully operational by December 31, 19999, and therefore will be fully Year 2000 compliant. The affiliate does not expect any other changes required for the Year 2000 to have a material effect on its financial position or results of operations. As such, the affiliate has not developed any specific contingency plans in the event it fails to complete the upgrades by December 31, 1999. However, should the affiliate be unsuccessful in completing the necessary upgrades by December 31, 1999, the affiliate does not expect there will be a material adverse effect on the Partnership's financial position or results of operations. There could be a negative impact on the Partnership's ability to realize expected cash flows from leased equipment on a timely basis due to billing or collection problems which could arise related to Year 2000 issues. While it is expected that the Partnership's ability to ultimately realize all expected cash flows will not be impacted, delays in collecting cash flows would have a negative impact on the timing of distributions to partners. Because the cost of addressing Year 2000 issues are borne by the affiliate, it is expected that the costs associated with Year 2000 readiness will not be material to the partnership. The affiliate does not expect any Year 2000 issues relating to its customers and vendors to have a material effect on its financial position or results of operations, or on its ability to provide services to the Partnership.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 1999.

Item No.              Exhibit Index

   27            Financial Data Schedule

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:   CAI Equipment Leasing IV Corp.


Dated:  November 15, 1999           By:  /s/ Dana T. Martin
                                         ----------------------------------
                                         Dana T. Martin
                                         Assistant Vice President