Form 10-K
period 1999-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2000-04-14
CIK 914786

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

During 1999, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment is generally comprised of material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 1999. The Partnership expects that a majority of the equipment purchased during 2000 will be similar in nature to that mentioned above.

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

        --------

During 1999, the Partnership leased equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 68% of the Partnership's total equipment under lease was leased to investment grade lessees as of December 31, 1999. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total revenue of Partnership during 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters
        -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)     At December 31, 1999, there were 2,858 Class A limited partners.

(c)     Distributions
        -------------

        During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                            Distributions Per
                                             $100 Investment
  For the                  Payment            (computed on           Total
  Period Ended           Made During        weighted average)    Distributions
  -----------------     --------------      -----------------    -------------

  December 31, 1998     January 1999             $0.875           $  432,014
  January 31, 1999      February 1999             0.875              429,870
  February 28, 1999     March 1999                0.875              429,870
  March 31, 1999        April 1999                0.875              432,015
  April 30, 1999        May 1999                  0.875              429,564
  May 31, 1999          June 1999                 0.875              429,564
  June 30, 1999         July 1999                 0.875              431,708
  July 31, 1999         August 1999               0.875              429,564
  August 31, 1999       September 1999            0.875              429,564
  September 30, 1999    October 1999              0.875              431,708
  October 31, 1999      November 1999             0.875              429,564
  November 30, 1999     December 1999             0.875              429,467
                                                 ------           ----------
                                                 $10.50           $5,164,472
                                                 ======           ==========

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------

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

        The distribution for the month ended December 31, 1999, totaling $433,568, was paid to the Class A limited partners on January 4, 2000. Distributions to the general partner and Class B limited partner during 1999 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

        The general partner believes that the Partnership will generate sufficient cash flows from operations during 2000, to (1) meet current operating requirements, (2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% on their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

        During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                              Distributions Per
                                               $100 Investment
      For the                Payment             (computed on         Total
    Period Ended           Made During         weighted average)  Distributions
  ------------------      -------------       ------------------  -------------

  December 31, 1997       January 1998             $ 0.875        $  432,859
  January 31, 1998        February 1998              0.875           431,108
  February 28, 1998       March 1998                 0.875           431,108
  March 31, 1998          April 1998                 0.875           432,378
  April 30, 1998          May 1998                   0.875           430,058
  May 31, 1998            June 1998                  0.875           429,927
  June 30, 1998           July 1998                  0.875           432,072
  July 31, 1998           August 1998                0.875           429,927
  August 31, 1998         September 1998             0.875           429,870
  September 30, 1998      October 1998               0.875           432,015
  October 31, 1998        November 1998              0.875           429,870
  November 30, 1998       December 1998              0.875           429,870
                                                   -------        ----------
                                                   $ 10.50        $5,171,062
                                                   =======        ==========

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------

(c)     Distributions, continued
        -------------

        The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                          Distribution Amount           Distribution %
                           per $100 Class A            per $100 Class A
                         Limited Partner Unit        Limited Partner Unit
             Payment         (computed on                (computed on
           Made During     weighted average)         weighted average) (1)
           -----------   ---------------------       ---------------------

              1994              $ 5.25                       10.5%
              1995               10.50                       10.5%
              1996               10.50                       10.5%
              1997               10.50                       10.5%
              1998               10.50                       10.5%
              1999               10.50                       10.5%
                                ------
                                $57.75
                                ======

        (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.


Item 6. Selected Financial Data
        -----------------------

The following selected financial data relates to the years ended December 31, 1995 through 1999. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                    Years Ended December 31,
                                               -------------------------------------------------------------------
                                                   1999          1998          1997          1996         1995
                                               ------------  ------------  ------------  ------------  -----------

Total revenue                                   $17,896,120   $18,490,540   $20,994,438   $17,245,131  $ 8,195,180
Net income                                        2,500,668     1,745,560     4,414,329     2,074,001      553,710
Net income per weighted average Class A
  limited partner unit outstanding                     4.93          3.40          8.71          4.13         1.91
Total assets                                     42,297,040    47,803,687    53,890,874    62,471,309   48,463,584
Discounted lease rentals                          9,257,171    12,603,909    15,828,174    23,437,868   16,863,892
Distributions declared to partners                5,271,238     5,275,471     5,307,605     5,154,680    2,712,186
Distributions declared per weighted average
  Class A limited partner unit outstanding            10.50         10.50         10.50         10.50        10.50


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I. Results of Operations
   ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                            Years Ended December 31,                    Years Ended December 31,
                                          ----------------------------  ---------------------------------------------------------
                                              1999           1998          Change          1998          1997          Change
                                          -------------  -------------  -------------  ------------  -------------  -------------
   Leasing margin                         $  3,375,087   $  3,295,648   $     79,439   $ 3,295,648    $ 3,496,347    $  (200,699)
   Equipment sales margin                    1,187,086        450,186        736,900       450,186      1,821,419     (1,371,233)
   Interest income                             390,199        165,182        225,017       165,182        112,367         52,815
   Management fees paid to
      general partner                         (348,688)      (419,816)        71,128      (419,816)      (409,275)       (10,541)
   Direct services from
      general partner                         (135,846)      (209,528)        73,682      (209,528)      (120,015)       (89,513)
   General and administrative                 (276,855)      (286,112)         9,257      (286,112)      (236,514)       (49,598)
   Provision for losses                     (1,690,315)    (1,250,000)      (440,315)   (1,250,000)      (250,000)    (1,000,000)
                                          ------------   ------------   ------------   -----------    -----------    -----------
        Net income                        $  2,500,668   $  1,745,560   $    755,108   $ 1,745,560    $ 4,414,329    $(2,668,769)
                                          ============   ============   ============   ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:
                                                                                        Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                   1999             1998             1997
                                                                              ------------       -----------     -----------
Operating lease rentals                                                       $ 16,104,518       $17,367,092     $18,695,558
Direct finance lease income                                                        214,317           508,080         365,094
Depreciation                                                                   (12,284,633)      (13,493,620)    (14,058,981)
Interest expense on discounted lease rentals                                      (659,115)       (1,085,904)     (1,505,324)
                                                                              ------------       -----------     -----------
  Leasing margin                                                              $  3,375,087       $ 3,295,648     $ 3,496,347
                                                                              ============       ===========     ===========
  Leasing margin ratio                                                                  21%               18%             18%
                                                                              ============       ===========     ===========

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

Leasing margin ratio increased because a portion of the Partnership's portfolio consists of operating leases financed with non-recourse debt. Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt is repaid.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.       Results of Operations, continued
         ---------------------

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                   Years Ended December 31,
                           ----------------------------------------
                               1999          1998          1997
                               ----          ----          ----
Equipment sales revenue    $ 6,784,879   $ 4,934,639   $ 6,776,782
Cost of equipment sales     (5,597,793)   (4,484,453)   (4,955,363)
                           -----------   -----------   -----------
Equipment sales margin     $ 1,187,086   $   450,186   $ 1,821,419
                           ===========   ===========   ===========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or third parties and, accordingly, the timing and amount of equipment sales cannot be projected accurately.

Interest Income

Interest income increased due to an increase in invested cash pending investment in additional equipment or distribution to the partners.

Expenses

Management fees, direct services and general and administrative expenses paid to general partner decreased in 1999 compared to 1998 due to portfolio runoff. Management fees paid to general partner increased in 1998 compared to 1997 primarily due to an increase in the receipt of rents billed for direct finance leases. Direct services from general partner increased in 1998 due to an increase in remarketing activities associated with equipment returned to the Partnership at lease maturity. General and administrative expenses increased in 1998 due to an increase in costs associated with remarketing equipment returned to the Partnership at lease maturity.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I.       Results of Operations, continued
         ---------------------

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

A provision for loss of $1,690,315 was recorded for 1999. Of this amount, $298,130 is related to a decline in the residual value on computer equipment and $160,287 related to declines in the fair market value of forklifts returned to the Partnership at lease maturity. In addition, $282,000 was related to losses on the sales of certain telecommunications, computer, furniture, fixtures, forklift and aircraft equipment, and $262,000 was recognized as losses on sales of certain computer equipment. The provision also includes $501,000 which is related to anticipated declines of telecommunications equipment, as well as other miscellaneous equipment for $186,898.

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

During 1999, 1998 and 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $13,583,000, $15,381,000 and $10,426,000, respectively, including non-recourse debt to lenders of $6,646,000, $4,759,000, and $3,240,000, respectively. Also, during 1999 and
1998 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $206,000 and $1,728,000, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

During 1999, 1998 and 1997 the Partnership declared distributions to the partners of approximately $5,271,000, $5,275,000 and $5,308,000, respectively.
A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2000, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A and Class B limited partners at annualized rates of 10.5% on their capital contributions (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

The Partnership will enter its liquidation period (as defined in the Partnership Agreement) on approximately July 1, 2000. At that time, except for commitments to purchase made during the reinvestment period, the Partnership will no longer reinvest in additional equipment under leases.

CAII, an affiliate of the general partner, owes the Partnership $654,087 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.3 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership.

The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no assurance that another provider of these services can be identified.

III.    New Accounting Pronouncements
        -----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

III.      New Accounting Pronouncements, continued
          -----------------------------

beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

IV.       "Safe Harbor" Statement Under the Private Securities Litigation Reform
          ----------------------------------------------------------------------
          Act of 1995
          -----------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals. Discounted lease rentals are a fixed rate debt. The partnerships other assets and liabilities are also at fixed rates. Consequently the partnership has no significant interest rate risk or other market risk exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                       Page
                                                                      Number
         Financial Statements                                         ------
         --------------------

               Independent Auditors' Report                              13

               Balance Sheets as of December 31, 1999 and 1998           14

               Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997                        15

               Statements of Partners' Capital for the years ended
                 December 31, 1999, 1998 and 1997                        16

               Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                      17-18

               Notes to Financial Statements                           19-30


         Financial Statement Schedule
         ----------------------------

               Independent Auditors' Report                              31

               Schedule II - Valuation and Qualifying Accounts           32

                         Independent Auditors' Report
                         ----------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

                                    /s/KPMG LLP
                                    ------------------
                                    KPMG LLP

Denver, Colorado
March 24, 2000

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                BALANCE SHEETS
                    Years Ended December 31, 1999 and 1998

                                    ASSETS

                                                    1999          1998
                                                 -----------   -----------
Cash and cash equivalents                        $ 4,382,378   $ 2,723,454
Accounts receivable                                1,404,792     1,340,631
Receivable from affiliates                           908,823        50,521
Equipment held for sale or re-lease                1,470,585       534,643
Net investment in direct finance leases              964,621     3,560,216
Leased equipment, net                             33,165,841    39,594,222
                                                 -----------   -----------
  Total assets                                   $42,297,040   $47,803,687
                                                 ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities       $ 2,230,710   $ 1,508,619
  Payables to affiliates                              60,405        48,360
  Rents received in advance                          471,353       554,824
  Distributions payable to partners                  442,346       440,798
  Discounted lease rentals                         9,257,171    12,603,909
                                                 -----------   -----------
  Total liabilities                               12,461,985    15,156,510
                                                 -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:
  General partner                                          -             -
  Limited partners:
     Class A 500,000 units authorized; 491,470
       and 492,145 units issued and outstanding
       in 1999 and 1998, respectively             29,455,012    32,239,114
     Class B                                         380,043       408,063
                                                 -----------   -----------
          Total partners' capital                 29,835,055    32,647,177
                                                 -----------   -----------
          Total liabilities and partners'
            capital                              $42,297,040   $47,803,687
                                                 ===========   ===========



                See accompanying notes to financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997

                                                       1999          1998          1997
                                                   ------------  ------------  ------------
Revenue:
  Operating lease rentals                           $16,104,518   $17,367,092   $18,695,558
  Direct finance lease income                           214,317       508,080       365,094
  Equipment sales margin                              1,187,086       450,186     1,821,419
  Interest income                                       390,199       165,182       112,367
                                                    -----------   -----------   -----------
     Total revenue                                   17,896,120    18,490,540    20,994,438
                                                    -----------   -----------   -----------

Expenses:
  Depreciation                                       12,284,633    13,493,620    14,058,981
  Management fees paid to general partner               348,688       419,816       409,275
  Direct services from general partner                  135,846       209,528       120,015
  General and administrative                            276,855       286,112       236,514
  Interest on discounted lease rentals                  659,115     1,085,904     1,505,324
  Provision for losses                                1,690,315     1,250,000       250,000
                                                    -----------   -----------   -----------
       Total expenses                                15,395,452    16,744,980    16,580,109
                                                    -----------   -----------   -----------
Net income                                          $ 2,500,668   $ 1,745,560   $ 4,414,329
                                                    ===========   ===========   ===========

Net income allocated:
  To the general partner                            $    52,712   $    52,755   $    53,076
  To the Class A limited partners                     2,423,476     1,675,705     4,317,228
  To the Class B limited partner                         24,480        17,100        44,025
                                                    -----------   -----------   -----------
                                                    $ 2,500,668   $ 1,745,560   $ 4,414,329
                                                    ===========   ===========   ===========
Net income per weighted average Class A limited
  partner unit outstanding                                $4.93         $3.40         $8.71
                                                    ===========   ===========   ===========
Weighted average Class A limited partner
  units outstanding                                     491,874       492,500       495,621
                                                    ===========   ===========   ===========



                See accompanying notes to financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997



                                         Limited     Class A        Class A      Class B
                                         General     Partner        Limited      Limited
                                         Partner      Units         Partners     Partner        Total
                                        ---------  ------------  -------------  ----------  -------------

Partners' capital, January 1, 1997             -       496,660    $36,936,407    $451,938    $37,388,345

Redemptions                                    -        (3,250)      (233,500)          -       (233,500)
Net income                                53,076             -      4,317,228      44,025      4,414,329
Distributions declared to partners       (53,076)            -     (5,202,029)    (52,500)    (5,307,605)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1997           -       493,410     35,818,106     443,463     36,261,569

Redemptions                                    -        (1,265)       (84,481)          -        (84,481)
Net income                                52,755             -      1,675,705      17,100      1,745,560
Distributions declared to partners       (52,755)            -     (5,170,216)    (52,500)    (5,275,471)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1998           -       492,145     32,239,114     408,063     32,647,177

Redemptions                                    -          (675)       (41,552)          -        (41,552)
Net income                                52,712             -      2,423,476      24,480      2,500,668
Distributions declared to partners       (52,712)            -     (5,166,026)    (52,500)    (5,271,238)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1999    $      0       491,470    $29,455,012    $380,043    $29,835,055
                                        ========   ===========    ===========    ========    ===========




                See accompanying notes to financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.
                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                                        1999           1998           1997
                                                                    -------------  -------------  -------------
Cash flows from operating activities:
  Net income                                                        $  2,500,668   $  1,745,560   $  4,414,329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      12,284,633     13,493,620     14,058,981
    Provision for losses                                               1,690,315      1,250,000        250,000
    Cost of equipment sales                                            5,597,793      4,484,453      4,955,363
    Recovery of investment in direct finance leases                    1,934,798      2,297,749      1,903,849
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           45,254       (103,731)      (187,747)
     (Increase) decrease in receivable from related party                 50,521        (43,998)        36,168
     Increase in accounts payable and accrued liabilities                828,792        820,892          9,620
     Increase (decrease) in payables to affiliates                    (1,003,478)         9,084        (15,075)
     Increase (decrease) in rents received in advance                    (83,471)       (77,654)       171,028
                                                                    ------------   ------------   ------------
Net cash provided by operating activities                             23,845,826     23,875,975     25,596,516
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate           (6,748,130)    (8,336,063)    (7,135,854)
  Investment in direct financing leases, acquired from affiliate        (191,975)    (2,286,569)       (50,602)
                                                                    ------------   ------------   ------------
Net cash used in investing activities                                 (6,940,105)   (10,622,632)    (7,186,456)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                                 205,734      1,728,059              -
  Principal payments on discounted lease rentals                     (10,141,287)    (9,710,829)   (10,849,449)
  Redemptions of Class A limited partnership units                       (41,553)       (84,481)      (233,500)
  Distributions to partners                                           (5,269,691)    (5,276,324)    (5,310,566)
                                                                    ------------   ------------   ------------
Net cash (used in) provided by financing activities                  (15,246,797)   (13,343,575)   (16,393,515)
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                   1,658,924        (90,232)     2,015,546
Cash and cash equivalents at beginning of year                         2,723,454      2,813,686        798,140
                                                                    ------------   ------------   ------------

Cash and cash equivalents at end of year                            $  4,382,378   $  2,723,454   $  2,813,686
                                                                    ============   ============   ============

                    CAPITAL PREFERRED YIELD FUND-III, L.P.
                           STATEMENTS OF CASH FLOWS
                 Years ended December 31, 1999, 1998 and 1997
                                  (continued)

                                                                   1999        1998         1997
                                                                ----------  -----------  -----------

Supplemental disclosure of cash flow information:
  Interest paid on discounted lease rentals                     $  651,468   $1,084,481   $1,505,324
Supplemental disclosure of noncash investing and
  financing activities:
  Discounted lease rentals assumed in equipment acquisitions     6,645,920    4,758,504    3,239,755
  Discounted lease rentals for bankrupt lessee
     written-off as uncollectible                                   57,104            -            -




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

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, collectibility of accounts receivable and valuation of inventory, as discussed below. Actual results could differ from those estimates.

    Partnership Allocations

    Cash Distributions
    ------------------

    During the Reinvestment Period (as defined in the Partnership Agreement), available cash is distributed to the partners as follows:

                   CAPITAL PREFERRED YIELD FUND - III, L.P.
                   NOTES TO FINANCIAL STATEMENTS, continued


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

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

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

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Recently Issued Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999. The General Partner does not expect the adoption of Statement 133 or Statement 137 to have an impact on its financial reporting.

    Long-lived Assets

    The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating leases and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate interest rate.

                   CAPITAL PREFERRED YEILD FUND - III, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

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

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

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

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

1.  Organization and Summary of Significant Accounting Policies, continued
    -----------------------------------------------------------

    Income Taxes

    No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax return of the individual partners.


    Cash Equivalents

    The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $4,299,000 and $2,546,000 at December 31, 1999 and 1998, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.


    Net Income Per Class A Limited Partner Unit

    Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.


2.  Net Investment in Direct Finance Leases
    ---------------------------------------

    The components of the net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                            1999         1998
                                         ----------  ------------
    Minimum lease payments receivable     $501,072    $2,099,035
    Estimated residual values              532,941     1,633,266
    Less unearned income                   (69,392)     (172,085)
                                          --------    ----------

         Total                            $964,621    $3,560,216
                                          ========    ==========

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

3.  Leased Equipment, net
    ---------------------

    The Partnership's investment in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                    1999           1998
                                              -------------  -------------
    Transportation and industrial equipment    $ 28,744,322   $ 39,323,302
    Computers and peripherals                    11,919,735     15,279,370
    Furniture, fixtures and equipment            17,155,192     12,542,349
    Other                                         2,304,378      1,126,682
                                               ------------   ------------
                                                 60,123,627     68,271,703
    Less accumulated depreciation               (26,737,041)   (28,499,909)
    Allowance for losses                           (220,745)      (177,572)
                                               ------------   ------------
                                               $ 33,165,841   $ 39,594,222
                                               ============   ============

    Depreciation expense for 1999, 1998 and 1997 was $12,284,633, $13,493,620 and $14,058,981, respectively.


4.  Future Minimum Lease Payments
    -----------------------------

    Future minimum lease payments receivable from noncancelable leases as of December 31, 1999 are:

       Years Ending December 31,                         DFLs         OLs
       -------------------------                      --------    -----------

                2000                                  $335,415    $10,024,844
                2001                                    55,033      4,941,260
                2002                                    41,958      2,950,403
                2003                                    35,412      1,938,363
                Thereafter                              33,254        781,742
                                                      --------    -----------

                        Total                         $501,072    $20,636,612
                                                      ========    ===========

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

5.  Discounted Lease Rentals
    ------------------------

    Discounted lease rentals outstanding at December 31, 1999 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such non-recourse obligations are:

      Years Ending December 31,
      -------------------------

               2000                              $4,634,218
               2001                               2,195,696
               2002                               1,091,085
               2003                                 853,518
               Thereafter                           482,654
                                                 ----------
                            Total                $9,257,171
                                                 ==========

6.  Transactions With the General Partner and Affiliates
    ----------------------------------------------------

    Origination Fee and Evaluation Fee
    ----------------------------------

    The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2%, of which, represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled approximately $415,000, $516,000 and $347,000 in 1999, 1998 and
    1997, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

6.  Transactions With the General Partner and Affiliates, continued
    ----------------------------------------------------

    Management Fees Paid to General Partner
    ---------------------------------------

    The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $349,000, $420,000, and $409,000 during 1999, 1998 and 1997, respectively.

    Direct Services from General Partner
    ------------------------------------

    The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $136,000, $210,000, and $120,000 during 1999, 1998 and 1997, respectively.

    Equipment Purchases
    -------------------

    The Partnership purchased equipment from CAII, with a total purchase price of approximately $13,583,000, $15,381,000 and $10,426,000 (including approximately $6,646,000, $4,759,000 and $3,240,000 of discounted lease rentals) during 1999, 1998 and 1997, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

    Payables to Affiliates
    ----------------------

    Payables to affiliates of approximately $60,000 and $48,000 during 1999 and 1998, respectively, consists of $13,000 for direct services from general partner, $27,000 for management fees paid to general partner and $20,000 for reimbursable general and administrative expenses for 1999 and $9,000 for direct services from general partner, $33,000 for management fees paid to general partner and $6,000 for reimbursable general and administrative expenses for 1998.

    Receivable from Affiliates
    --------------------------

    The General Partner collects and applies rental payments to the lessee's account with the Partnership, for those lessees who remit directly to the General Partner. The rental payments are then transferred to the Partnership, eliminating the receivable from related party balance.

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

7.  Tax Information (Unaudited)
    ---------------------------

    The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                             1999          1998          1997
                                                         -----------   -----------   -----------

    Net income per financial statements                  $ 2,500,668   $ 1,745,560   $ 4,414,329
    Direct finance leases                                  1,875,238     2,297,748     1,900,541
    Depreciation                                          (1,555,692)   (2,401,465)   (4,277,382)
    Provision for losses                                   1,690,315     1,250,000       250,000
    Gain (loss) on sale of equipment                         550,629       362,981      (937,344)
    Other                                                   (124,300)      397,457         4,835
                                                         -----------   -----------   -----------
    Partnership income for federal income tax purposes   $ 4,936,858   $ 3,652,281   $ 1,354,979
                                                         ===========   ===========   ===========

    The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                            1999           1998           1997
                                                        ------------   ------------   ------------

    Partners' capital per financial statements          $ 29,835,055   $ 32,647,177   $ 36,261,569
    Commissions and offering costs                         7,184,603      7,184,603      7,184,603
    Direct finance leases                                  9,035,723      7,160,485      4,862,737
    Depreciation                                         (19,141,391)   (17,585,699)   (15,184,234)
    Provision for losses                                   3,515,314      1,825,000        575,000
    Gain (loss) on sale of equipment                             897       (549,732)      (912,713)
    Other                                                    818,080        947,953        557,231
                                                        ------------   ------------   ------------
    Partners' capital for federal income tax purposes   $ 31,248,281   $ 31,629,787   $ 33,344,193
                                                        ============   ============   ============

8.  Concentration of Credit Risk
    ----------------------------

    Approximately 68% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

    The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

    The Partnership leases equipment to a significant number of lessees. No one lessee and its affiliates accounted for more than 10% of total revenue of Partnership during 1999. One lessee accounted for approximately 9% of total revenue of the Partnership during 1999.

                   CAPITAL PREFERRED YIELD FUND - III, L.P.

9.  Disclosures about Fair Value of Financial Instruments
    -----------------------------------------------------

    Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 1999 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

    As of December 31, 1999, discounted lease rentals of approximately $9,257,000 had a fair value of approximately $9,088,000. The fair value was estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 1999.

10. General Partner Matters (unaudited)
    -----------------------------------

    CAII, an affiliate of the general partner, owes the Partnership $654,087 for rents and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.3 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents owed to all Payees over time. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

    The Partnership relies upon the services of CAII for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. Should CAII be unable to develop a plan for repayment with it's Payees, the Partnership may be required to contract with another party for these services. In such event, there is no such assurance that another provider of these services can be identified.

                          Independent Auditors' Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 24, 2000, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    -----------------------
                                    KPMG LLP

Denver, Colorado
March 24, 2000

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 1999, 1998 and 1997


COLUMN A                                 COLUMN B                    COLUMN C                   COLUMN D         COLUMN E
--------                               -----------        --------------------------------    -------------     ----------
                                        Balance at           Additions        Additions                          Balance
                                        Beginning           Charged to       Charged to                          at End
Classification                          of Period            Expenses      Other Accounts     Deductions(1)     of Period
--------------                         -----------        --------------------------------    -------------     ----------

        1999
---------------------

Allowance for losses:
 Accounts receivable                   $   10,000         $            -     $          -     $          -      $   10,000
 Equipment on operating leases            177,572              1,690,315                -       (1,647,142)        220,745
                                       ----------         --------------     ------------     ------------      ----------

                                       $  187,572         $    1,690,315     $          -     $ (1,647,142)     $  230,745
                                       ==========         ==============     ============     ============      ==========
        1998
---------------------

Allowance for losses:
 Accounts receivable                   $        -         $       10,000     $          -     $          -      $   10,000
 Equipment on operating leases            231,777              1,240,000                -       (1,294,205)        177,572
                                       ----------         --------------     ------------     ------------      ----------

                                       $  231,777         $    1,250,000     $          -     $ (1,294,205)     $  187,572
                                       ==========         ==============     ============     ============      ==========
        1997
---------------------

Allowance for losses:
 Equipment on operating leases         $  177,799         $      250,000     $          -     $   (196,022)     $  231,777
                                       ==========         ==============     ============     ============      ==========


(1) Principally charge-offs of assets against the established allowances.



                 See accompanying independent auditor's report

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

None.

Item 10.  Directors and Executive Officers of the Partnership
          ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                     CAI Equipment Leasing IV Corporation

            Name                         Positions Held
            ----                         --------------

       John F. Olmstead       President and Director

       Richard H. Abernethy   Vice President and Director

       Joseph F. Bukofski     Chief Accounting Officer, Vice President, and
                              Director

       Mick Myers             Director

John F. Olmstead, age 56, joined CAII as Vice President in December, 1988, is a Senior Vice President of CAI and CAII and is head of CAII's Public Equity division. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. for more than 5 years. He has over 20 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Richard H. Abernethy, age 46, joined CAII in April 1992 as Equipment Valuation Manager and currently serves as Vice President of Portfolio Management. Mr. Abernethy has fourteen years experience in the leasing industry, including prior positions with Barclays Leasing Inc., from November 1986 to February 1992, and Budd Leasing Corporation, from January 1981 to November 1986. Mr. Abernethy holds a Bachelor of Arts in Business Administration from the University of North Carolina at Charlotte.

Joseph F. Bukofski, age 44, joined CAII in June 1990 as a Financial Analyst.
Mr. Bukofski is currently the Vice President and Treasurer. Prior to becoming Treasurer, Mr. Bukofski was Assistant Vice President and Controller. Prior to joining the Company, he was a geologist with Barringer Geoservices, Inc. for eleven years. Mr. Bukofski holds a Bachelor of Science degree in Secondary Education - Earth Science from Bloomsburg University and a Masters of Science in Accounting from the University of Colorado.

Mick Myers, age 42, joined CAI in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

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

          General Partner
          ---------------

          CAI Equipment Leasing IV Corp.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

          Class B Limited Partner
          -----------------------

          Capital Associates International, Inc.
          7175 West Jefferson Avenue
          Suite 4000
          Lakewood, Colorado 80235

  (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 1999.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 1999:

                       Acquisition and Operating Stages

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled approximately $415,000 in 1999, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $349,000 for 1999.

          ----------------------------------------------

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $136,000 during 1999.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $52,712 and $52,712, respectively, for 1999. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $27,305, respectively, for 1999.

During 1999, the Partnership acquired the equipment described below from CAII:


                                                                        Cost to
                                                                      Partnership
                                                                       Including
                                                        Cost to       Acquisition       Debt          Annual
Lessee                       Equipment Description       CAII            Fees*         Assumed        Rents
------                       ---------------------    ----------      -----------     ---------     ---------
Ball Aerospace               Office Furniture             56,589           58,550             -        11,318
Birmingham Steel Corp        Copier                        9,450            9,777             -         2,525
E-Trade                      Office Furniture          6,811,430        7,006,981     6,194,595     1,595,616
Geico                        Servers                      74,297           76,871             -        25,648
Geico                        Computer Equipment           12,154           12,576             -         4,425
General Motors               Cameras                     379,175          392,313             -       132,536
General Motors               Forklift                    180,141          186,383             -        45,492
General Motors               Lift Truck                   48,437           50,115             -         9,364
General Motors               Material Handling           191,454          198,088             -        56,118
General Motors               Scrubber                    583,644          603,867             -       167,614
General Motors               Sweeper                     449,030          464,589             -       135,851
General Motors               Tractor                      74,637           77,223             -        15,057
General Motors               Walkie Lift                 110,212          114,031             -        36,893
Hitachi Computer Products    Cisco Routers               200,826          207,785             -        66,516
HK Systems                   Teleconferencing             41,413           42,848             -        26,262
Honeywell                    Desktops, Printers           55,285           57,200        49,421        19,899
McGraw Hill                  Computer Equipment           21,996           22,759             -         9,417
New Stevens                  Snow Groomer                120,405          124,577             -        51,312
New York Life                Collator Equip               80,000           82,772             -        17,984

            ----------------------------------------------

Accountable General and Administrative Expenses, continued
------------------------------------------------------------


                                                                         Cost to
                                                                       Partnership
                                                                        Including
                                                          Cost to      Acquisition      Debt          Annual
Lessee                        Equipment Description         CAII           Fees*       Assumed        Rents
------                        ---------------------      ---------     -----------     --------      --------

Rental Services               Tractors, Trucks             544,227        563,085             -       116,291
Sebastiani Vineyards          Bottle Equipment             907,798        939,253             -       280,000
Security Mutual               Computer Equipment            21,267         22,004             -         6,703
Thompson Industries           Computer Equipment            13,019         13,470             -         4,675
Thomson                       Computer Equipment            32,551         33,679             -        11,689
Treasure Chest Advertising    Forklift                      20,685         21,402             -         7,171
United Airlines               Docking System                78,551         80,630             -       108,515
Williams Sonoma               POS                          547,631        566,606       401,904       166,536
Wyle Labs                     Office Furniture              26,217         27,126             -         8,793
Wyle Labs                     Servers                       16,485         17,056             -         5,194
Wyle Labs                     Thermal Cycling              407,972        422,108             -        98,048
Xerox                         Computer Equipment         1,050,787      1,087,301             -       466,260


                                                        13,167,765     13,583,025     6,645,920     3,709,722


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

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

       (a)
       and
       (d)  The following documents are filed as part of this Report:

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

            2. Financial Statement Schedule: (Incorporated by reference to Item
               8 of this Report, "Financial Statements and Supplementary Data").

     (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

Dated: _________, 2000              Capital Preferred Yield Fund-III, L.P.

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

Signature                                  Title
---------                                  -----

/s/John F. Olmstead
-----------------------
John F. Olmstead                    President and Director


/s/Richard H. Abernethy
-----------------------
Richard H. Abernethy                Vice President and Director


/s/Joseph F. Bukofski
-----------------------
Joseph F. Bukofski                  Chief Accounting Officer, Vice President,
                                    and Director


/s/Mick Myers
-----------------------
Mick Myers                          Director