Form 10-K/A
period 1999-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2000-05-23
CIK 914786

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KA


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


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

(b)  At December 31, 1999, there were 2,858 Class A limited partners.

(c)  Distributions
     -------------

     During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                Distributions Per
                                                 $100 Investment
           For the                Payment         (computed on          Total
         Period Ended           Made During     weighted average)   Distributions
         ------------         ---------------   -----------------   -------------
       December 31, 1998      January 1999             $0.875          $  432,014
       January 31, 1999       February 1999             0.875             429,870
       February 28, 1999      March 1999                0.875             429,870
       March 31, 1999         April 1999                0.875             432,015
       April 30, 1999         May 1999                  0.875             429,564
       May 31, 1999           June 1999                 0.875             429,564
       June 30, 1999          July 1999                 0.875             431,708
       July 31, 1999          August 1999               0.875             429,564
       August 31, 1999        September 1999            0.875             429,564
       September 30, 1999     October 1999              0.875             431,708
       October 31, 1999       November 1999             0.875             429,564
       November 30, 1999      December 1999             0.875             429,467
                                                       ------          ----------
                                                       $10.50          $5,164,472
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

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------

(c)  Distributions, continued
     -------------

     During 1998, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                             Distributions Per
                                              $100 Investment
            For the             Payment        (computed on         Total
          Period Ended        Made During    weighted average)  Distributions
       -------------------   --------------  -----------------  -------------

       December 31, 1997     January 1998          $ 0.875      $  432,859
       January 31, 1998      February 1998           0.875         431,108
       February 28, 1998     March 1998              0.875         431,108
       March 31, 1998        April 1998              0.875         432,378
       April 30, 1998        May 1998                0.875         430,058
       May 31, 1998          June 1998               0.875         429,927
       June 30, 1998         July 1998               0.875         432,072
       July 31, 1998         August 1998             0.875         429,927
       August 31, 1998       September 1998          0.875         429,870
       September 30, 1998    October 1998            0.875         432,015
       October 31, 1998      November 1998           0.875         429,870
       November 30, 1998     December 1998           0.875         429,870
                                                   -------      ----------
                                                   $ 10.50      $5,171,062
                                                   =======      ==========

     The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                      Distribution Amount        Distribution %
                       per $100 Class A         per $100 Class A
                     Limited Partner Unit      Limited Partner Unit
         Payment         (computed on             (computed on
       Made During     weighted average)     weighted average) (1)
       -----------    -------------------    ---------------------
           1994              $ 5.25                  10.5%
           1995               10.50                  10.5%
           1996               10.50                  10.5%
           1997               10.50                  10.5%
           1998               10.50                  10.5%
           1999               10.50                  10.5%
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

                                                                    Years Ended December 31,
                                               -------------------------------------------------------------------
                                                   1999          1998          1997          1996         1995
                                               ------------  ------------  ------------  ------------  -----------
Total revenue                                   $17,896,120   $18,490,540   $20,994,438   $17,245,131  $ 8,195,180
Net income                                        2,200,668     1,745,560     4,414,329     2,074,001      553,710
Net income per weighted average Class A
  limited partner unit outstanding                     4.32          3.40          8.71          4.13         1.91
Total assets                                     42,103,741    47,803,687    53,890,874    62,471,309   48,463,584
Discounted lease rentals                          9,257,171    12,603,909    15,828,174    23,437,868   16,863,892
Distributions declared to partners                5,271,238     5,275,471     5,307,605     5,154,680    2,712,186
Distributions declared per weighted average
  Class A limited partner unit outstanding            10.50         10.50         10.50         10.50        10.50

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

I. Results of Operations
   ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                                   Years Ended December 31,                   Years Ended December 31,
                                        ------------------------------------------   -----------------------------------------
                                            1999           1998          Change          1998          1997          Change
                                        ------------   ------------   ------------   -----------    -----------    -----------
   Leasing margin                       $  3,375,087   $  3,295,648   $     79,439   $ 3,295,648    $ 3,496,347    $  (200,699)
   Equipment sales margin                  1,187,086        450,186        736,900       450,186      1,821,419     (1,371,233)
   Interest income                           390,199        165,182        225,017       165,182        112,367         52,815
   Management fees paid to
      general partner                       (348,688)      (419,816)        71,128      (419,816)      (409,275)       (10,541)
   Direct services from
      general partner                       (135,846)      (209,528)        73,682      (209,528)      (120,015)       (89,513)
   General and administrative               (276,855)      (286,112)         9,257      (286,112)      (236,514)       (49,598)
   Provision for losses                   (1,990,315)    (1,250,000)      (740,315)   (1,250,000)      (250,000)    (1,000,000)
                                        ------------   ------------   ------------   -----------    -----------    -----------
        Net income                      $  2,200,668   $  1,745,560   $    455,108   $ 1,745,560    $ 4,414,329    $(2,668,769)
                                        ============   ============   ============   ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                           Years Ended December 31,
                                                 ------------------------------------------
                                                     1999           1998           1997
                                                     ----           ----           ----
Operating lease rentals                          $ 16,104,518   $ 17,367,092   $ 18,695,558
Direct finance lease income                           214,317        508,080        365,094
Depreciation                                      (12,284,633)   (13,493,620)   (14,058,981)
Interest expense on discounted lease rentals         (659,115)    (1,085,904)    (1,505,324)
                                                 ------------   ------------   ------------

  Leasing margin                                 $  3,375,087   $  3,295,648   $  3,496,347
                                                 ============   ============   ============

  Leasing margin ratio                                     21%            18%            18%
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

A provision for loss of $1,990,315 was recorded for 1999. Of this amount, $298,130 is related to a decline in the residual value on computer equipment and $160,287 related to declines in the fair market value of forklifts returned to the Partnership at lease maturity. In addition, $282,000 was related to losses on the sales of certain telecommunications, computer, furniture, fixtures, forklift and aircraft equipment, and $262,000 was recognized as losses on sales of certain computer equipment. The provision also includes $501,000 which is related to anticipated declines of telecommunications equipment, as well as other miscellaneous equipment for $186,898. A provision of $300,000 was recorded to cover a portion of the Receivable from Affiliates balance, as discussed below.

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

During 1999, 1998 and 1997, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $13,586,000, $15,381,000 and $10,426,000, respectively, including non-recourse debt to lenders of $6,646,000, $4,759,000, and $3,240,000, respectively. Also, during 1999 and 1998 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $206,000 and $1,728,000, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non-recourse financing is in the best interest of the Partnership.

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

As of March 31, 2000 CAII, an affiliate of the general partner, owes the Partnership $654,087 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000 CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

II.     Liquidity and Capital Resources, continued
        -------------------------------

continue to withhold future Fees until such time as it recovers all Prior Rents. Because the Partnership is not the only Payee to whom Prior Rents are owed and because recovery of such Prior Rents is entirely dependent on CAII's ability to generate sufficient proceeds from operations after repayment of debt service, there can be no assurance that CAII will, in fact, be able to repay all of the Prior Rents owed to the Partnership. A provision for loss of $300,000 was recorded as of December 31, 1999 to cover a portion of the Receivable from Affiliates balance. The General Partner believes the remainder is recoverable.

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

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          Index to Financial Statements and
          Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
          Financial Statements
          --------------------

               Independent Auditors' Report                                  14

               Balance Sheets as of December 31, 1999 and 1998               15

               Statements of Income for the years ended
                 December 31, 1999, 1998 and 1997                            16

               Statements of Partners' Capital for the years ended
                 December 31, 1999, 1998 and 1997                            17

               Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                          18-19

               Notes to Financial Statements                               20-31


          Financial Statement Schedule
          ----------------------------

               Independent Auditors' Report                                  32

               Schedule II - Valuation and Qualifying Accounts               33

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

                                    /s/KPMG LLP
                                    ------------------
                                    KPMG LLP

Denver, Colorado
March 31, 2000

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                BALANCE SHEETS
                    Years Ended December 31, 1999 and 1998

                                    ASSETS

                                                        1999          1998
                                                     -----------   -----------
Cash and cash equivalents                            $ 4,382,378   $ 2,723,454
Accounts receivable                                    1,404,792     1,340,631
Receivable from affiliates                               715,524        50,521
Equipment held for sale or re-lease                    1,470,585       534,643
Net investment in direct finance leases                1,916,677     3,560,216
Leased equipment, net                                 32,213,785    39,594,222
                                                     -----------   -----------

  Total assets                                       $42,103,741   $47,803,687
                                                     ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities           $ 2,337,411   $ 1,508,619
  Payables to affiliates                                  60,405        48,360
  Rents received in advance                              471,353       554,824
  Distributions payable to partners                      442,346       440,798
  Discounted lease rentals                             9,257,171    12,603,909
                                                     -----------   -----------

  Total liabilities                                   12,568,686    15,156,510
                                                     -----------   -----------

Commitments and contingencies (Note 10)

Partners' capital:
  General partner                                              -             -
  Limited partners:
     Class A 500,000 units authorized; 491,470 and
       492,145 units issued and outstanding in 1999
       and 1998, respectively                         29,158,012    32,239,114
     Class B                                             377,043       408,063
                                                     -----------   -----------

          Total partners' capital                     29,535,055    32,647,177
                                                     -----------   -----------

          Total liabilities and partners' capital    $42,103,741   $47,803,687
                                                     ===========   ===========

                See accompanying notes to financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997

                                                       1999          1998          1997
                                                   ------------  ------------  ------------
Revenue:
  Operating lease rentals                           $16,104,518   $17,367,092   $18,695,558
  Direct finance lease income                           214,317       508,080       365,094
  Equipment sales margin                              1,187,086       450,186     1,821,419
  Interest income                                       390,199       165,182       112,367
                                                    -----------   -----------   -----------

     Total revenue                                   17,896,120    18,490,540    20,994,438
                                                    -----------   -----------   -----------

Expenses:
  Depreciation                                       12,284,633    13,493,620    14,058,981
  Management fees paid to general partner               348,688       419,816       409,275
  Direct services from general partner                  135,846       209,528       120,015
  General and administrative                            276,855       286,112       236,514
  Interest on discounted lease rentals                  659,115     1,085,904     1,505,324
  Provision for losses                                1,990,315     1,250,000       250,000
                                                    -----------   -----------   -----------

       Total expenses                                15,695,452    16,744,980    16,580,109
                                                    -----------   -----------   -----------

Net income                                          $ 2,200,668   $ 1,745,560   $ 4,414,329
                                                    ===========   ===========   ===========

Net income allocated:
  To the general partner                            $    52,712   $    52,755   $    53,076
  To the Class A limited partners                     2,126,476     1,675,705     4,317,228
  To the Class B limited partner                         21,480        17,100        44,025
                                                    -----------   -----------   -----------

                                                    $ 2,200,668   $ 1,745,560   $ 4,414,329
                                                    ===========   ===========   ===========

Net income per weighted average Class A limited
  partner unit outstanding                          $      4.32   $      3.40   $      8.71
                                                    ===========   ===========   ===========

Weighted average Class A limited partner
  units outstanding                                     491,874       492,500       495,621
                                                    ===========   ===========   ===========


                See accompanying notes to financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                        STATEMENTS OF PARTNERS' CAPITAL
                 Years Ended December 31, 1999, 1998 and 1997

                                                    Class A
                                                    Limited        Class A      Class B
                                         General    Partner        Limited      Limited
                                         Partner     Units        Partners      Partner        Total
                                        --------   -----------   -------------  ---------   ------------
Partners' capital, January 1, 1997             -      $496,660    $36,936,407    $451,938    $37,388,345

Redemptions                                    -        (3,250)      (233,500)          -       (233,500)
Net income                                53,076             -      4,317,228      44,025      4,414,329
Distributions declared to partners       (53,076)            -     (5,202,029)    (52,500)    (5,307,605)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1997           -       493,410     35,818,106     443,463     36,261,569

Redemptions                                    -        (1,265)       (84,481)          -        (84,481)
Net income                                52,755             -      1,675,705      17,100      1,745,560
Distributions declared to partners       (52,755)            -     (5,170,216)    (52,500)    (5,275,471)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1998           -       492,145     32,239,114     408,063     32,647,177

Redemptions                                    -          (675)       (41,552)          -        (41,552)
Net income                                52,712             -      2,126,476      21,480      2,200,668
Distributions declared to partners       (52,712)            -     (5,166,026)    (52,500)    (5,271,238)
                                        --------   -----------    -----------    --------    -----------

Partners' capital, December 31, 1999    $      0   $   491,470    $29,158,012    $377,043    $29,535,055
                                        ========   ===========    ===========    ========    ===========



                See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997

                                                                        1999           1998           1997
                                                                    ------------   ------------  -------------
Cash flows from operating activities:
  Net income                                                        $  2,200,668   $  1,745,560   $  4,414,329
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                      12,284,633     13,493,620     14,058,981
    Provision for losses                                               1,990,315      1,250,000        250,000
    Cost of equipment sales                                            5,597,793      4,484,453      4,955,363
    Recovery of investment in direct finance leases                    1,934,798      2,297,749      1,903,849
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable                           45,254       (103,731)      (187,747)
     (Increase) decrease in receivable from related party               (965,001)       (43,998)        36,168
     Increase in accounts payable and accrued liabilities                828,792        820,892          9,620
     Increase (decrease) in payables to affiliates                        12,045          9,084        (15,075)
     Increase (decrease) in rents received in advance                    (83,471)       (77,654)       171,028
                                                                    ------------   ------------   ------------
Net cash provided by operating activities                             23,845,826     23,875,975     25,596,516
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
  Purchases of equipment on operating leases from affiliate           (6,730,220)    (8,336,063)    (7,135,854)
  Investment in direct financing leases, acquired from affiliate        (209,885)    (2,286,569)       (50,602)
                                                                    ------------   ------------   ------------
Net cash used in investing activities                                 (6,940,105)   (10,622,632)    (7,186,456)
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from discounted lease rentals                                 205,734      1,728,059              -
  Principal payments on discounted lease rentals                     (10,141,287)    (9,710,829)   (10,849,449)
  Redemptions of Class A limited partnership units                       (41,553)       (84,481)      (233,500)
  Distributions to partners                                           (5,269,691)    (5,276,324)    (5,310,566)
                                                                    ------------   ------------   ------------
Net cash (used in) provided by financing activities                  (15,246,797)   (13,343,575)   (16,393,515)
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                   1,658,924        (90,232)     2,015,546
Cash and cash equivalents at beginning of year                         2,723,454      2,813,686        798,140
                                                                    ------------   ------------   ------------

Cash and cash equivalents at end of year                            $  4,382,378   $  2,723,454   $  2,813,686
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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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


2. Net Investment in Direct Finance Leases
   ---------------------------------------

   The components of the net investment in direct finance leases as of December 31, 1999 and 1998 were:

                                            1999          1998
                                        -----------   -----------
   Minimum lease payments receivable     $1,574,987    $2,099,035
   Estimated residual values                644,553     1,633,266
   Less unearned income                    (302,863)     (172,085)
                                         ----------    ----------

        Total                            $1,916,677    $3,560,216
                                         ==========    ==========

                     CAPITAL PREFERRED YIELD FUND-III L.P.

3. Leased Equipment, net
   ---------------------
   The Partnership's investment in equipment on operating leases by major classes as of December 31, 1999 and 1998 were:

                                                  1999           1998
                                              ------------   ------------

   Transportation and industrial equipment    $ 28,744,322   $ 39,323,302
   Computers and peripherals                    11,919,735     15,279,370
   Furniture, fixtures and equipment            16,203,136     12,542,349
   Other                                         2,304,378      1,126,682
                                              ------------   ------------
                                                59,171,571     68,271,703
   Less accumulated depreciation               (26,737,041)   (28,499,909)
   Allowance for losses                           (220,745)      (177,572)
                                              ------------   ------------

                                              $ 32,213,785   $ 39,594,222
                                              ============   ============

   Depreciation expense for 1999, 1998 and 1997 was $12,284,633, $13,493,620 and
   $14,058,981, respectively.


4. Future Minimum Lease Payments
   -----------------------------

   Future minimum lease payments receivable from noncancelable leases as of December 31, 1999 are:

     Years Ending December 31,       DFLs         OLs
     -------------------------    ----------  ------------

               2000               $  574,063   $10,024,844
               2001                  293,681     4,941,260
               2002                  280,606     2,950,403
               2003                  274,060     1,938,363
               Thereafter            152,577       781,742
                                  ----------   -----------

                    Total         $1,574,987   $20,636,612
                                  ==========   ===========

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

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

                     CAPITAL PREFERRED YIELD FUND-III L.P.

7. Tax Information (Unaudited)
   ---------------------------

   The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                           1999          1998          1997
                                                      -----------   -----------   -----------
   Net income per financial statements                   $ 2,200,668   $ 1,745,560   $ 4,414,329
   Direct finance leases                                   1,875,238     2,297,748     1,900,541
   Depreciation                                           (1,555,692)   (2,401,465)   (4,277,382)
   Provision for losses                                    1,990,315     1,250,000       250,000
   Gain (loss) on sale of equipment                          550,629       362,981      (937,344)
   Other                                                    (124,300)      397,457         4,835
                                                         -----------   -----------   -----------
   Partnership income for federal income tax purposes    $ 4,936,858   $ 3,652,281   $ 1,354,979
                                                         ===========   ===========   ===========

  The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                            1999           1998           1997
                                                        ------------   ------------   ------------
   Partners' capital per financial statements           $ 29,535,055   $ 32,647,177   $ 36,261,569
   Commissions and offering costs                          7,184,603      7,184,603      7,184,603
   Direct finance leases                                   9,035,723      7,160,485      4,862,737
   Depreciation                                          (19,141,391)   (17,585,699)   (15,184,234)
   Provision for losses                                    3,815,314      1,825,000        575,000
   Gain (loss) on sale of equipment                              897       (549,732)      (912,713)
   Other                                                     818,080        947,953        557,231
                                                        ------------   ------------   ------------
   Partners' capital for federal income tax purposes    $ 31,248,281   $ 31,629,787   $ 33,344,193
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

10. General Partner Matters (unaudited)

    As of March 31, 2000, CAII, an affiliate of the general partner, owes the Partnership $654,087 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, as of March 31, 2000, CAII owes approximately $3.9 million to other investors and creditors (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents. A provision for loss of $300,000 was recorded as of December 31, 1999 to cover a portion of the Receivable from Affiliates balance. The General Partner believes the remainder is recoverable.

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

                         Independent Auditors' Report
                         ----------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 31, 2000, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999 as contained in the Partnership's annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II, as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    -----------------------
                                    KPMG LLP

Denver, Colorado
March 31, 2000

                    CAPITAL PREFERRED YIELD FUND-III, L.P.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             for the years ended December 31, 1999, 1998 and 1997

COLUMN A                            COLUMN B            COLUMN C                         COLUMN D        COLUMN E
--------                            --------         --------------------------          --------        ---------
                                    Balance at       Additions        Additions                            Balance
                                    Beginning        Charged to       Charged to                           at End
Classification                      of Period         Expenses      Other Accounts     Deductions/(1)/    of Period
--------------                      ---------         --------      --------------     ---------------   ---------
         1999
-----------------------

Allowance for losses:
 Accounts receivable               $ 10,000        $        -          $       -          $         -      $ 10,000
 Receivable from affiliates               -           300,000                  -                    -       300,000
 Equipment on operating leases      177,572         1,690,315                  -           (1,647,142)      220,745
                                   --------        ----------          ---------          -----------      --------

                                   $ 187,572       $1,990,315          $       -          $(1,647,142)     $530,745
                                   =========       ==========          =========          ===========      ========

         1998
-----------------------

Allowance for losses:
 Accounts receivable               $      -        $   10,000          $       -          $         -      $ 10,000
 Equipment on operating leases      231,777         1,240,000                  -           (1,294,205)      177,572
                                   --------        ----------          ---------          -----------      --------

                                   $231,777        $1,250,000          $       -          $(1,294,205)     $187,572
                                   ========        ==========          =========          ===========      ========

         1997
-----------------------

Allowance for losses:
 Equipment on operating leases     $177,799        $  250,000          $       -          $  (196,022)     $231,777
                                   ========        ==========          =========          ===========      ========


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

Mick Myers, age 42, joined CAII in February 1992 as a Senior Portfolio Manager. Currently he is Assistant Vice President of Asset Management. Mr. Myers has nine years experience in the leasing industry. Previously, he has held the position of Senior End of Lease Negotiator with ELLCO/GE Capital. Mr. Myers holds a Bachelor of Science degree from the University of Wyoming.

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

During 1999, the Partnership acquired the equipment described below from CAII:

                                                                  Cost to
                                                                Partnership
                                                                 Including
                                                      Cost to    Acquisition         Debt         Annual
Lessee                     Equipment Description       CAII         Fees*           Assumed       Rents
---------                  ---------------------       ----      -----------       -------      --------
Ball Aerospace               Office Furniture         56,589        58,550              -        11,318
Birmingham Steel Corp        Copier                    9,450         9,777              -         2,525
E-Trade                      Office Furniture      6,814,430     7,009,981      6,194,595     1,595,616
Geico                        Servers                  74,297        76,871              -        25,648
Geico                        Computer Equipment       12,154        12,576              -         4,425
General Motors               Cameras                 379,175       392,313              -       132,536
General Motors               Forklift                180,141       186,383              -        45,492
General Motors               Lift Truck               48,437        50,115              -         9,364
General Motors               Material Handling       191,454       198,088              -        56,118
General Motors               Scrubber                583,644       603,867              -       167,614
General Motors               Sweeper                 449,030       464,589              -       135,851
General Motors               Tractor                  74,637        77,223              -        15,057
General Motors               Walkie Lift             110,212       114,031              -        36,893
Hitachi Computer Products    Cisco Routers           200,826       207,785              -        66,516
HK Systems                   Teleconferencing         41,413        42,848              -        26,262
Honeywell                    Desktops, Printers       55,285        57,200         49,421        19,899
McGraw Hill                  Computer Equipment       21,996        22,759              -         9,417
New Stevens                  Snow Groomer            120,405       124,577              -        51,312
New York Life                Collator Equip           80,000        82,772              -        17,984

             ---------------------------------------------

Accountable General and Administrative Expenses, continued
-----------------------------------------------

                                                                      Cost to
                                                                    Partnership
                                                                        Including
                                                          Cost to     Acquisition       Debt         Annual
Lessee                          Equipment Description       CAII         Fees*         Assumed       Rents
------                          ---------------------   ----------  ------------      -------        -----
Rental Services               Tractors, Trucks             544,227       563,085            -       116,291
Sebastiani Vineyards          Bottle Equipment             907,798       939,253            -       280,000
Security Mutual               Computer Equipment            21,267        22,004            -         6,703
Thompson Industries           Computer Equipment            13,019        13,470            -         4,675
Thomson                       Computer Equipment            32,551        33,679            -        11,689
Treasure Chest Advertising    Forklift                      20,685        21,402            -         7,171
United Airlines               Docking System                78,551        80,630            -       108,515
Williams Sonoma               POS                          547,631       566,606      401,904       166,536
Wyle Labs                     Office Furniture              26,217        27,126            -         8,793
Wyle Labs                     Servers                       16,485        17,056            -         5,194
Wyle Labs                     Thermal Cycling              407,972       422,108            -        98,048
Xerox                         Computer Equipment         1,050,787     1,087,301            -       466,260


                                                        13,170,765    13,586,025    6,645,920     3,709,722


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

Dated: ________, 2000               Capital Preferred Yield Fund-III, L.P.

                                    By:  CAI Equipment Leasing IV Corporation

                                    By:  /S/ John F. Olmstead
                                         ---------------------------
                                         John F. Olmstead
                                         President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 1999.

Signature                                      Title
---------                                      -----

/s/ John F. Olmstead
-------------------------------
John F. Olmstead                    President and Director


/s/ Richard H. Abernethy
------------------------------
Richard H. Abernethy                Vice President and Director


/s/ Joseph F. Bukofski
------------------------------
Joseph F. Bukofski                  Chief Accounting Officer, Vice President,
                                    and Director


/s/ Mick Myers
------------------------------
Mick Myers                          Director