Form 10-Q
period 2000-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2000-05-23
CIK 914786

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2000
                               -------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number    33-44158
                       ------------------------

                    Capital Preferred Yield Fund-III, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                  84-1248907
----------------------------         -------------------------------------------
  (State of organization)               (I.R.S. Employer Identification No.)

 7175 West Jefferson Avenue, Suite 4000
       Lakewood, Colorado                              80235
------------------------------------               ------------
(Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code (303)  980-1000
                                                         ---------------

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

                       Exhibit Index appears on Page 17

                              Page 1 of 18 Pages

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                                March 31, 2000


                               Table of Contents
                               -----------------

PART I. FINANCIAL INFORMATION                                           PAGE
                                                                        ----
  Item 1.  Financial Statements (Unaudited)

           Balance Sheets - March 31, 2000 and December 31, 1999           3

           Statements of Income - Three Months Ended
           March 31, 2000 and 1999                                         4

           Statements of Cash Flows - Three Months Ended
           March 31, 2000 and 1999                                         5

           Notes to Financial Statements                                 6-9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                   10-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15



PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                              16

  Item 6.  Exhibits and Reports on Form 8-K                               16

           Exhibit Index                                                  17

           Signature                                                      18

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                BALANCE SHEETS

                                    ASSETS

                                             March 31,     December 31,
                                               2000           1999
                                            -----------    -----------
                                             (Unaudited)
Cash and cash equivalents                   $ 2,005,633    $ 4,382,378
Accounts receivable                             939,196      1,404,792
Receivable from affiliates                      608,512        715,524
Equipment held for sale or re-lease           1,592,594      1,470,585
Net investment in direct finance leases       2,235,348      1,916,677
Leased equipment, net                        35,550,476     32,213,785
                                            -----------    -----------

Total assets                                $42,931,759    $42,103,741
                                            ===========    ===========

          LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

  Accounts payable and accrued liabilities  $ 1,158,220    $ 2,337,411
  Payables to affiliates                        106,741         60,405
  Rents received in advance                     432,060        471,353
  Distributions payable to partners             435,821        442,346
  Discounted lease rentals                   12,154,973      9,257,171
                                            -----------    -----------

Total liabilities                            14,287,815     12,568,686
                                            -----------    -----------

Partners' capital:
  General partner                                     -              -
  Limited partners:
     Class A                                 28,275,927     29,158,012
     Class B                                    368,017        377,043
                                            -----------    -----------

Total partners' capital                      28,643,944     29,535,055
                                            -----------    -----------

Total liabilities and partners' capital     $42,931,759    $42,103,741
                                            ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                  (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                             ----------------------
                                                2000         1999
                                             ----------   ---------
Revenue:
 Operating lease rentals                     $3,849,022   $4,334,349
 Direct finance lease income                     43,632       71,751
 Equipment sales margin                         110,606      271,781
 Interest income                                 50,078       42,093
                                             ----------   ----------

Total revenue                                 4,053,338    4,719,974
                                             ----------   ----------

Expenses:
 Depreciation                                 3,072,098    3,114,342
 Management fees to general partner             128,245      103,537
 Direct services from general partner            73,955       41,744
 General and administrative                      72,784       58,183
 Interest on discounted lease rentals           233,242      203,357
 Provision for losses                            50,000       50,000
                                             ----------   ----------

Total expenses                                3,630,324    3,571,163
                                             ----------   ----------

Net income                                   $  423,014   $1,148,811
                                             ==========   ==========

Net income allocated:
 To the general partner                      $   13,162   $   13,181
 To the Class A limited partners                405,753    1,124,167
 To the Class B limited partner                   4,099       11,463
                                             ----------   ----------
                                             $  423,014   $1,148,811
                                             ==========   ==========

 Net income per weighted average Class A
   limited partner unit outstanding          $      .83   $     2.30
                                             ==========   ==========

 Weighted average Class A limited
  partner units outstanding                     491,795      489,801
                                             ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        -------------------------
                                                                            2000          1999
                                                                        -----------   -----------
Net cash provided by operating activities                               $ 3,903,702   $ 5,178,045
                                                                        -----------   -----------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliate               (2,839,081)   (2,530,565)
 Investment in direct finance leases, acquired from affiliate              (503,062)      (44,079)
                                                                        -----------   -----------
Net cash used in investing activities                                    (3,342,143)   (2,574,644)
                                                                        -----------   -----------

Cash flows from financing activities:
 Principal payments on discounted lease rentals                          (1,617,653)   (2,382,847)
 Redemptions of Class A limited partner units                                     -       (22,126)
 Distributions to partners                                               (1,320,651)   (1,318,060)
                                                                        -----------   -----------
Net cash used in financing activities                                    (2,938,304)   (3,723,033)
                                                                        -----------   -----------

Net decrease in cash and cash equivalents                                (2,376,745)   (1,119,632)
Cash and cash equivalents at beginning of period                          4,382,378     2,723,454
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $ 2,005,633   $ 1,603,822
                                                                        ===========   ===========

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                              $   233,242   $   201,463
Supplemental disclosure of noncash investing and
 financing activities:
 Discounted lease rentals assumed in equipment acquisitions               4,515,454             -
 Discounted lease rental for bankrupt lessee written-off
 as uncollectible                                                                 -        57,104

  The accompanying notes are an integral part of these financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation
   ---------------------

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 was derived from the audited financial statements included in the Partnership's 1999 Form 10-KA. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-KA for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

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

2. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Management Fees to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2000, management fees of $75,708 are included in payables to affiliates.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Direct Services from General Partner

   The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2000, direct services from the General Partner of $31,033 are included in payables to affiliates.

   Receivable From Affiliates

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

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Equipment Purchases

   During the three months ended March 31, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):

                                                                           Acquisition            Total
                                                             Cost of         Fees and           Equipment
              Lessee              Equipment Description     Equipment     Reimbursements      Purchase Price
   --------------------------    ----------------------   -------------  ----------------     --------------
   Alliant Tech                  PC's                          96,199              3,333              99,532
   BOC                           PC's                         154,366              5,349             159,715
   Daimler Chrysler              Pallet Trucks                 58,463                                 58,463
   EEX                           PC's                         167,345              5,798             173,143
   EMC                           Computer Equipment           490,184             16,985             507,169
   EMC                           Servers                      470,637                                470,637
   Geico                         Networking                    10,970                380              11,350
   Geico                         Servers                      192,556              6,672             199,228
   General Motors Corporation    Fork Lift                     57,234              1,983              59,217
   General Motors Corporation    Platform Truck               554,070                                554,070
   General Motors Corporation    Rider Die Handler            282,215                                282,215
   General Motors Corporation    Scrubber                      42,351              1,467              43,819
   General Motors Corporation    Sweeper                      107,149              3,713             110,862
   General Motors Corporation    Utility Carts                185,004                                185,004
   Louisiana Pacific             Crawler                      248,507                                248,507
   Louisiana Workers             Copiers                      119,409              4,137             123,546
   Lucent                        Fork Lift                     58,800                                 58,800
   Matsushita                    Servers                      191,910              6,650             198,560
   McGraw Hill                   Computer Equipment            18,934                                 18,934
   Nabisco                       Lift Truck                    33,302                                 33,302
   New York Life                 Copiers                      179,926                                179,926
   New York Presbyterian Hosp    Medical Equipment            409,060                                409,060
   Otis Elevator                 Workstations                  55,854              1,935              57,789
   Thompson                      Machine Tool                 127,773              4,379             132,152
   Thomson                       Tool Cart                     44,495              1,542              46,037
   Thomson Industries            Machine Tools                 63,182                                 63,182
   TRW                           Semiconductor              2,353,462                  0           2,353,462
   U-Haul                        Servers                      127,134                                127,134
   Williams Sonoma               POS                          831,994             28,829             860,823
   Xerox                         Computer Equipment            31,959                                 31,959
                                                           ----------       ------------       -------------
                                                            7,764,445             93,152           7,857,597
                                                           ==========       ============       =============

   At March 31, 2000, the General Partner had identified approximately $1.5 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 2000.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

3. General Partner Matters
   -----------------------

   According to the records of CAII, an affiliate of the general partner, as of March 31, 2000, CAII owes the Partnership approximately $600,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors as of March 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

   The amount stated on the Balance Sheet as Receivable from affiliates is net of a $300,000 allowance recorded at December 31, 1999.

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

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                       Three Months
                                                     Ended March 31,
                                                -------------------------
                                                    2000          1999           Change
                                                -----------   -----------      ----------
Leasing margin                                  $   587,314   $ 1,088,401      $ (501,087)
Equipment sales margin                              110,606       271,781        (161,175)
Interest income                                      50,078        42,093           7,985
Management fees to general partner                 (128,245)     (103,537)        (24,708)
Direct services from general partner                (73,955)      (41,744)        (32,211)
General and administrative                          (72,784)      (58,183)        (14,601)
Provision for losses                                (50,000)      (50,000)              -
                                                -----------   -----------      ----------
  Net income                                    $   423,014   $ 1,148,811      $ (725,797)
                                                ===========   ===========      ==========


Leasing Margin

Leasing margin consists of the following:


                                                         Three Months Ended
                                                             March 31,
                                                 ---------------------------------
                                                     2000                  1999
                                                 -----------            ----------
Operating lease rentals                         $  3,849,022            $4,334,349
Direct finance lease income                           43,632                71,751
Depreciation                                      (3,072,098)           (3,114,342)
Interest expense on discounted lease rentals        (233,242)             (203,357)
                                                ------------            ----------

 Leasing margin                                 $    587,314            $1,088,401
                                                ============            ==========

 Leasing margin ratio                                     15%                   25%
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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin and leasing margin ratio decreased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 in part due to the increase in interest expense associated with the operating leases financed with non-recourse debt added to the portfolio during the period. In addition, operating lease rentals decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily due to a decrease in interim rent proceeds.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                   Three Months Ended
                                        March 31,
                                 ----------------------
                                    2000         1999
                                 ---------     --------

Equipment sales revenue          $ 707,036   $ 631,780
Cost of equipment sales           (596,430)   (359,999)
                                 ---------   ---------
 Equipment sales margin          $ 110,606   $ 271,781
                                 =========   =========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin is affected by the volume and composition of equipment
that become available for sale.   Equipment sales margin was higher for the
three months ended March 31, 1999 compared to the three months ended March 31, 2000 primarily due to a one time recognition of gain from the receipt of funds pursuant to the sale of a note receivable representing settlement with a bankrupt lessee in the amount of $206,360.

                     CAPITAL PREFERRED YIELD FUND-III, L.P

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Interest Income

Interest income increased due to an increase in the amount of invested cash during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the three months ended March 31, 2000 were higher than the three months ended March 31, 1999 primarily due to an increase in rents collected.

Direct services from general partner increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to a change in the method in which the general partner charges for its asset management services. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the three months ended March 31, 2000 generated refurbishing charges in the amount of $42,922.

General and administrative charges increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily due to an increase in storage charges for equipment returned to the Partnership at lease maturity.

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

A provision for loss of $50,000 was recorded for the three months ended March 31, 2000 primarily due to lessees returning equipment to the Partnership at lease maturity.

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

During the three months ended March 31, 2000, the Partnership acquired equipment subject to leases with a total equipment purchase price of $7,857,597. At March 31, 2000, the General Partner had identified approximately $1.5 million of additional equipment that satisfied the Partnership's acquisition criteria. The Partnership expects to acquire this equipment during the remainder of 2000.

During the three months ended March 31, 2000, the Partnership declared distributions to the partners of $1,314,126 ($435,821 of which was paid during April 2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2000, to (1) meet current operating requirements, (2) fund cash distributions to Class A and Class B limited partners at annualized rates of 10.5% (portions of which are expected to constitute returns of capital), and (3) reinvest in additional equipment under leases, provided that suitable equipment can be identified and acquired.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

According to the records of CAII, an affiliate of the general partner, as of March 31, 2000, CAII owes the Partnership approximately $600,000 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.9 million to other investors and creditors at March 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII.

The amount stated on the balance sheet as Receivable from affiliates is net of a $300,000 allowance recorded at December 31, 1999.

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

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 1999 Form 10-KA when and where applicable.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2000.

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



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:   CAI Equipment Leasing IV Corp.


Dated:___________________, 2000     By:  /s/Joseph F. Bukofski
                                         ------------------------
                                        Joseph F. Bukofski
                                        Vice President
                                        Chief Accounting Officer
                                        Principal Financial Officer and Director