Form 10-Q
period 2000-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2000-08-14
CIK 914786

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                              -------------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number                              33-44158
                      ---------------------------------------------------------


                    Capital Preferred Yield Fund-III, L.P.
                    --------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                     84-1248907
----------------------------            ------------------------------------
   (State of organization)              (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
      Lakewood, Colorado                                  80235
---------------------------------------                ------------
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code (303)  980-1000
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No
                                       -----   -----.

                       Exhibit Index appears on Page 17

                              Page 1 of 18 Pages

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         Quarterly Report on Form 10-Q
                             For the Quarter Ended
                                 June 30, 2000


                               Table of Contents
                               -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

  Item 1.      Financial Statements (Unaudited)

               Balance Sheets - June 30, 2000 and December 31, 1999            3

               Statements of Income - Three and Six Months Ended
               June 30, 2000 and 1999                                          4

               Statements of Cash Flows - Six Months Ended
               June 30, 2000 and 1999                                          5

               Notes to Financial Statements                                 6-9

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   10-15

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk     15



PART II.  OTHER INFORMATION

  Item 1.      Legal Proceedings                                              16

  Item 6.      Exhibits and Reports on Form 8-K                               16

               Exhibit Index                                                  17

               Signature                                                      18

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                BALANCE SHEETS

                                    ASSETS

                                                June 30,     December 31,
                                                  2000           1999
                                               -----------    -----------
                                                (Unaudited)
Cash and cash equivalents                      $ 1,711,110    $ 4,382,378
Accounts receivable                              1,460,332      1,404,792
Receivable from affiliates                         370,324        715,524
Equipment held for sale or re-lease                864,000      1,470,585
Net investment in direct finance leases          2,746,717      1,916,677
Leased equipment, net                           33,436,301     32,213,785
                                               -----------    -----------

Total assets                                   $40,588,784    $42,103,741
                                               ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities     $ 1,647,597   $ 2,337,411
  Payables to affiliates                            35,533        60,405
  Rents received in advance                        345,348       471,353
  Distributions payable to partners                444,198       442,346
  Discounted lease rentals                      10,893,499     9,257,171
                                               -----------   -----------

Total liabilities                               13,366,175    12,568,686
                                               -----------   -----------

Partners' capital:
  General partner                                        -             -
  Limited partners:
     Class A                                    26,868,705    29,158,012
     Class B                                       353,904       377,043
                                               -----------   -----------

Total partners' capital                         27,222,609    29,535,055
                                               -----------   -----------

Total liabilities and partners' capital        $40,588,784   $42,103,741
                                               ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                             STATEMENTS OF INCOME
                                  (Unaudited)


                                                Three Months Ended           Six Months Ended
                                                     June 30,                      June 30,
                                             -----------------------        -----------------------
                                                2000         1999              2000         1999
                                             ----------   ----------        ----------   ----------
Revenue:
 Operating lease rentals                     $3,397,542   $4,152,011        $7,246,564   $8,486,360
 Direct finance lease income                     73,367       71,840           116,999      143,591
 Equipment sales margin                         215,540      106,939           326,146      378,720
 Interest income                                 34,177       78,207            84,255      120,300
                                             ----------   ----------        ----------   ----------

  Total revenue                               3,720,626    4,408,997         7,773,964    9,128,971
                                             ----------   ----------        ----------   ----------

Expenses:
 Depreciation                                 2,806,051    3,027,172         5,878,149    6,141,514
 Management fees paid to general partner         26,113       93,157           154,358      196,694
 Direct services from general partner            47,088       51,630           121,043       93,374
 General and administrative                     161,371       84,598           234,155      142,781
 Interest on discounted lease rentals           215,858      162,973           449,100      366,330
 Provision for losses                           550,000      606,972           600,000      656,972
                                             ----------   ----------        ----------   ----------

  Total expenses                              3,806,481    4,026,502         7,436,805    7,597,665
                                             ----------   ----------        ----------   ----------

Net income (loss)                            $  (85,855)  $  382,495        $  337,159   $1,531,306
                                             ==========   ==========        ==========   ==========

Net income (loss) allocated:
 To the general partner                      $   13,155   $   13,171        $   26,317   $   26,352
 To the Class A limited partners                (98,020)     365,588           307,733    1,489,755
 To the Class B limited partner                    (990)       3,736             3,109       15,199
                                             ----------   ----------        ----------   ----------

                                             $  364,145   $  382,495        $  337,159   $1,531,306
                                             ==========   ==========        ==========   ==========

 Net income (loss) per weighted average
   Class A limited partner unit outstanding  $     (.20)  $      .74        $      .63   $     3.03
                                             ==========   ==========        ==========   ==========

 Weighted average Class A limited
   partner units outstanding                    491,253      491,795           491,359      491,954
                                             ==========   ==========        ==========   ==========



  The accompanying notes are an integral part of these financial statements.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                           STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                      --------------------------
                                                                          2000          1999
                                                                      -----------    -----------
Net cash provided by operating activities                             $ 9,283,235    $10,379,243
                                                                      -----------    -----------

Cash flows from investing activities:
 Purchases of equipment on operating leases from affiliate             (6,604,536)    (4,042,612)
 Investment in direct finance leases, acquired from affiliate            (750,394)      (109,203)
                                                                      -----------    -----------
Net cash used in investing activities                                  (7,354,930)    (4,151,815)
                                                                      -----------    -----------

Cash flows from financing activities:
 Proceeds from discounted lease rentals                                   896,890        205,734
 Principal payments on discounted lease rentals                        (2,848,710)    (4,698,439)
 Redemptions of Class A limited partner units                             (19,964)       (22,126)
 Distributions to partners                                             (2,627,789)    (2,635,502)
                                                                      -----------    -----------
Net cash used in financing activities                                  (4,599,573)    (7,150,333)
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                              (2,671,268)      (922,905)

Cash and cash equivalents at beginning of period                        4,382,378      2,723,454
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,711,110    $ 1,800,549
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
 Interest paid on discounted lease rentals                            $   449,101    $   359,845
Supplemental disclosure of noncash investing and
 financing activities:
 Discounted rentals assumed in equipment acquisitions                   3,588,148              -
 Discounted lease rental for bankrupt lessee written-off
  as uncollectible                                                              -         57,104
 Rents deducted from cash paid for equipment acquisitions                  99,061



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

2. Transactions With the General Partner and Affiliates
   ----------------------------------------------------

   Management Fees to General Partner

   In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 2000, management fees of $29,311 are included in payables to affiliates.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Direct Services from General Partner

   The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 2000, direct services from the General Partner of $6,222 are included in payables to affiliates.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



2. Transactions With the General Partner and Affiliates, continued
   ----------------------------------------------------

   Equipment Purchases

   During the six months ended June 30, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):

                                                                  Acquisition        Total
                                                      Cost of       Fees and       Equipment
           Lessee             Equipment Description  Equipment   Reimbursements  Purchase Price
--------------------------    ---------------------  ----------  --------------  --------------
Alliant Tech                  PC's                       96,198           3,333          99,531
American Honda                Editing Equipment          44,680           1,548          46,228
BOC                           PC's                      358,462          12,421         370,883
BOC                           Computer Equipment      1,099,054          38,082       1,137,136
Daimler Chrysler              Pallet Trucks              58,463           2,026          60,489
EEX                           PC's                      167,345           5,798         173,143
EMC                           Computer Equipment        490,184          16,985         507,169
EMC                           Servers                   470,637          16,308         486,945
Geico                         Networking                 10,970             380          11,350
Geico                         Servers                   192,556           6,672         199,228
General Dynamics              Computer                  246,644           8,546         255,190
General Motors Corporation    Fork Lift                  57,234           1,983          59,217
General Motors Corporation    Platform Truck            554,070          19,199         573,269
General Motors Corporation    Rider Die Handler         946,025          32,780         978,805
General Motors Corporation    Scrubber                   42,351           1,467          43,819
General Motors Corporation    Sweeper                   107,149           3,713         110,862
General Motors Corporation    Utility Carts             183,596           6,362         189,958
Honeywell                     Computer                  961,788          31,547         993,335
Johnson Control               Lift Truck                175,114           5,867         180,981
Louisiana Pacific             Crawler                   248,507           8,611         257,118
Louisiana Workers             Copiers                   119,408           4,138         123,546
Lucent                        Fork Lift                  58,800           2,037          60,837
Magna Seating                 Computer                  413,213          14,057         427,270
Matsushita                    Servers                   191,910           6,650         198,560
McGraw Hill                   Computer Equipment        320,385          11,388         331,773
McGraw Hill                   PC's                       50,900           1,764          52,663
McGraw Hill                   Printers                  100,129           3,469         103,598
Nabisco                       Lift Truck                 33,551           1,163          34,714
NBC                           Media Composer             84,000           2,911          86,911
New York Life                 Copiers                   179,927           6,234         186,161
New York Presbyterian Hosp    Medical Equipment         409,060          14,174         423,234
Northrop Grumman              Computer                  159,255           5,056         164,311
Otis Elevator                 Workstations               55,854           1,935          57,789
Ryder                         Fork Lift                  55,056           1,908          56,964
Ryder                         Pallet Trucks              18,831             652          19,483
Ryder                         Wire Decks                  7,801             270           8,071
Teachers Insurance            Computer Equipment        262,082           9,081         271,163
Thompson                      Machine Tool              126,365           4,379         130,744
Thomson                       Tool Cart                  44,495           1,542          46,037
Thomson Industries            Machine Tools              63,183           2,189          65,372
TXU Business                  Computer                  265,633           8,423         274,056
U-Haul                        Servers                   127,134           4,405         131,539
Unilever                      Fork Lift                 100,800           3,493         104,293


                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



                                                                  Acquisition        Total
                                                      Cost of       Fees and       Equipment
           Lessee             Equipment Description  Equipment   Reimbursements  Purchase Price
--------------------------    ---------------------  ----------  --------------  --------------
Williams Sonoma               POS                       831,994          28,829         860,823
Xerox                         Computer Equipment         84,638           2,933          87,571
                                                     ----------  --------------  --------------
                                                     10,675,431         366,708      11,042,139
                                                     ==========  ==============  ==============

3. General Partner Matters
   -----------------------

   According to the records of CAII, an affiliate of the general partner, as of June 30, 2000, CAII owes the Partnership approximately $400,000, for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.0 million to other investors and creditors as of June 30, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII. The Partnership intends to continue to withhold future Fees until such time as it recovers all Prior Rents.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                   Three Months                             Six Months
                                                  Ended June 30,                            Ended June 30,
                                             -----------------------                 -------------------------
                                                2000          1999        Change         2000          1999        Change
                                             ---------    ----------    ----------   -----------   -----------   -----------
Leasing margin                               $ 449,000    $1,033,706    $ (584,706)  $ 1,036,314   $ 2,122,107   $(1,085,793)
Equipment sales margin                         215,540       106,939       108,601       326,146       378,720       (52,574)
Interest income                                 34,177        78,207       (44,030)       84,255       120,300       (36,045)
Management fees paid to general partner        (26,113)      (93,157)       67,044      (154,358)     (196,694)       42,336
Direct services from general partner           (47,088)      (51,630)        4,542      (121,043)      (93,374)      (27,669)
General and administrative expenses           (161,371)      (84,598)      (76,773)     (234,155)     (142,781)      (91,374)
Provision for losses                          (550,000)     (606,972)       56,972      (600,000)     (656,972)       56,972
                                             ---------    ----------    ----------   -----------   -----------   -----------

Net income (loss)                            $ (85,855)   $  382,495    $ (468,350)  $   337,159   $ 1,531,306   $(1,194,147)
                                             =========    ==========    ==========   ===========   ===========   ===========

The Partnership recorded a loss for the three months ended June 30, 2000 primarily due to the provision for losses of $550,000 described below. Without the provision for losses, the Partnership would have recorded income of $364,145 nd $787,159 during the three and six months ended June 30, 2000, respectively.

Leasing Margin

Leasing margin consists of the following:



                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                            --------------------------   -------------------------
                                                2000          1999          2000          1999
                                            -----------   ------------   -----------   -----------
Operating lease rentals                     $ 3,397,542   $  4,152,011   $ 7,246,564   $ 8,486,360
Direct finance lease income                      73,367         71,840       116,999       143,591
Depreciation                                 (2,806,051)    (3,027,172)   (5,878,149)   (6,141,514)
Interest on discounted lease rentals           (215,858)      (162,973)     (449,100)     (366,330)
                                            -----------   ------------   -----------   -----------
 Leasing margin                             $   449,000   $ 1,033,706    $ 1,036,314   $ 2,122,107
                                            ===========   ============   ===========   ===========

 Leasing margin ratio                                13%            24%           14%           25%
                                            ===========   ============   ===========   ===========

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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin and leasing margin ratio decreased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 in part due to the increase in interest expense associated with the operating leases financed with non-recourse debt added to the portfolio during the period. In addition, operating lease rentals decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily due to a decrease in month to month rental income.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                               Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                           -----------------------   ------------------------
                               2000        1999          2000         1999
                           -----------   ---------   -----------   ----------
Equipment sales revenue    $ 1,683,407   $ 543,264   $ 2,390,942   $1,175,044
Cost of equipment sales     (1,467,867)   (436,325)   (2,064,297)    (796,324)
                           -----------   ---------   -----------   ----------
 Equipment sales margin    $   215,540   $ 106,939   $   326,645   $  378,720
                           ===========   =========   ===========   ==========

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin is affected by the volume and composition of equipment
that become available for sale.   Equipment sales margin was higher for the six
months ended June 30, 1999 compared to the six months ended June 30, 2000 primarily due to a one time recognition of gain from the receipt of funds pursuant to the sale of a note receivable representing settlement with a bankrupt lessee in the amount of $206,360.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued



Results of Operations, continued
---------------------

Interest Income

Interest income decreased due to a decrease in the amount of invested cash during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the six months ended June 30, 2000 were lower than the six months ended June 30, 1999 primarily due to a decrease in rents collected.

Direct services from general partner increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to a change in the method in which the general partner charges for its asset management services. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the six months ended June 30, 2000 generated refurbishing charges in the amount of $67,810.

General and administrative charges increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to an increase in storage charges for equipment returned to the Partnership at lease maturity, and increase in income tax expense due to a change in the way Michigan apportions multi state companies and an increase in appraisal fees to determine fair market value for sale of equipment.

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

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs assessments of the estimated residual values of its assets to identify any other-than-temporary losses in value.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

Provision for Losses, continued

A provision for loss of $600,000 was recorded for the six months ended June 30, 2000 related to a decline in the realizable value of computer equipment returned to the Partnership.

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

During the six months ended June 30, 2000, the Partnership acquired equipment subject to leases with a total equipment purchase price of $11,042,139.

During the six months ended June 30, 2000, the Partnership declared distributions to the partners of $2,629,641 ($444,198 of which was paid during July 2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

The Partnership will enter its liquidation period (as defined in the Partnership Agreement) on approximately July 1, 2000. At that time, except for commitments to purchase made during the reinvestment period, the Partnership will no longer reinvest in additional equipment under leases. At June 30, 2000, the Partnership has committed to purchase approximately $18,000 of new equipment during the remainder of the year.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources, continued
-----------------------------

According to the records of CAII, an affiliate of the general partner, as of June 30, 2000, CAII owes the Partnership approximately $400,000 for rents, remarketing proceeds and other amounts (collectively, the "Prior Rents") collected by CAII on behalf of the Partnership during periods prior to February 1, 2000 (the "Prior Periods"). According to its own records, CAII owes approximately $3.0 million to other investors and creditors at July 31, 2000 (who, along with the Partnership, are referred to herein as the "Payees"), for Prior Rents collected by CAII on their behalf during the Prior Periods. CAII, which presently does not have the funds to repay all of the Prior Rents, is in negotiations with the Payees to develop a plan for repayment of the Prior Rents owed to all Payees over time. The Partnership is withholding acquisition fees and managements fees otherwise payable to the general partner and crediting such withheld fees (the "Fees") against the Prior Rents owing from CAII.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2000.

Item No.                 Exhibit Index

 27      Financial Data Schedule

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CAPITAL PREFERRED YIELD FUND-III, L.P.

                              By:   CAI Equipment Leasing IV Corp.


Dated: August 15, 2000        By:   /s/Susan M. Landi
                                    ------------------------
                                    Susan M. Landi
                                    Chief Accounting Officer