Form 10-Q
period 2000-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2000-11-14
CIK 914786

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended      September 30, 2000
                              -------------------------------------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number                            33-44158
                      --------------------------------------------------------


                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                               84-1248907
         -----------------------           ------------------------------------
         (State of organization)           (I.R.S. Employer Identification No.)

7175 West Jefferson Avenue, Suite 4000
           Lakewood, Colorado                             80235
----------------------------------------                ---------
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


                               Page 1 of 18 Pages

                        Exhibit Index appears on Page 19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2000


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                                           PAGE
                                                                                          ----
     Item 1.      Financial Statements (Unaudited)

                  Balance Sheets - September 30, 2000 and December 31, 1999                 3

                  Statements of Income - Three and Nine Months Ended
                  September 30, 2000 and 1999                                               4

                  Statements of Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999                                               5

                  Notes to Financial Statements                                           6-9

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             10-15

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk               16



PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                       17

     Item 6.  Exhibits and Reports on Form 8-K                                            17

                  Signature                                                               18

                  Exhibit Index                                                           19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS



                                     ASSETS


                                                     September 30,    December 31,
                                                         2000             1999
                                                     ------------     ------------
                                                     (Unaudited)
Cash and cash equivalents                            $  2,062,194     $  4,382,378
Accounts receivable, net                                  978,996        1,404,792
Receivable from affiliates                                     --          715,524
Equipment held for sale or re-lease                       538,163        1,470,585
Net investment in direct finance leases                 2,865,893        1,916,677
Leased equipment, net                                  30,746,409       32,213,785
                                                     ------------     ------------

Total assets                                         $ 37,191,655     $ 42,103,741
                                                     ============     ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities         $  1,205,611     $  2,337,411
    Payables to affiliates                                130,845           60,405
    Rents received in advance                             130,592          471,353
    Distributions payable to partners                     992,081          442,346
    Discounted lease rentals                            9,850,095        9,257,171
                                                     ------------     ------------

Total liabilities                                      12,309,224       12,568,686
                                                     ------------     ------------

Partners' capital:
    General partner                                            --               --
    Limited partners:
          Class A                                      24,532,456       29,158,012
          Class B                                         349,975          377,043
                                                     ------------     ------------

Total partners' capital                                24,882,431       29,535,055
                                                     ------------     ------------

Total liabilities and partners' capital              $ 37,191,655     $ 42,103,741
                                                     ============     ============


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months Ended                Nine Months Ended
                                                      September 30,                    September 30,
                                              -----------------------------     -----------------------------
                                                  2000             1999             2000             1999
                                              ------------     ------------     ------------     ------------
REVENUE:
  Operating lease rentals                     $  3,767,359     $  3,698,059     $ 11,013,923     $ 12,184,419
  Direct finance lease income                       78,376           52,287          195,375          195,878
  Equipment sales margin                           226,962          299,591          553,108          471,681
  Interest income                                   27,927           40,403          112,182          367,333
                                              ------------     ------------     ------------     ------------

     Total revenue                               4,100,624        4,090,340       11,874,588       13,219,311
                                              ------------     ------------     ------------     ------------

EXPENSES:
  Depreciation                                   2,666,152        3,073,197        8,544,301        9,214,711
  Management fees paid to general partner           86,334           79,012          240,692          275,707
  Direct services from general partner              11,257           45,506          132,300          138,880
  General and administrative                        60,654           76,387          294,809          219,168
  Interest on discounted lease rentals             223,732          137,100          672,832          503,429
  Provision for losses                             100,000          200,000          700,000          856,972
                                              ------------     ------------     ------------     ------------

     Total expenses                              3,148,129        3,611,202       10,584,934       11,208,867
                                              ------------     ------------     ------------     ------------

NET INCOME                                    $    952,495     $    479,138     $  1,289,654     $  2,010,444
                                              ============     ============     ============     ============

NET INCOME ALLOCATED:
  To the general partner                      $     32,920     $     13,193     $     59,237     $     39,545
  To the Class A limited partners                  910,379          461,235        1,218,112        1,950,990
  To the Class B limited partner                     9,196            4,710           12,305           19,909
                                              ------------     ------------     ------------     ------------

                                              $    952,495     $    479,138     $  1,289,654     $  2,010,444
                                              ============     ============     ============     ============

  Net income per weighted average Class A
       limited partner unit outstanding       $       1.85     $       0.94     $       2.48     $       3.97
                                              ============     ============     ============     ============

  Weighted average Class A limited
    partner units outstanding                      491,011          491,795          491,242          491,900
                                              ============     ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended
                                                                               September 30,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 14,119,525      $ 15,534,627
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases from affiliate          (6,830,642)       (5,938,292)
     Investment in direct finance leases, acquired from affiliate       (1,089,822)         (178,347)
                                                                      ------------      ------------
Net cash used in investing activities                                   (7,920,464)       (6,116,639)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from discounted lease rentals                                896,890           205,734
     Principal payments on discounted lease rentals                     (4,023,592)       (6,889,539)
     Redemptions of Class A limited partner units                          (19,963)          (22,126)
     Distributions to partners                                          (5,372,580)       (3,952,656)
                                                                      ------------      ------------
Net cash used in financing activities                                   (8,519,245)      (10,658,587)
                                                                      ------------      ------------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                    (2,320,184)       (1,240,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,382,378         2,723,454
                                                                      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,062,194      $  1,482,855
                                                                      ============      ============

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                        $    672,832      $    503,429
Supplemental disclosure of noncash investing and
     financing activities:
         Discounted rentals assumed in equipment acquisitions            3,719,626         3,630,085
         Discounted lease rental for bankrupt lessee written-off
                  as uncollectible                                              --            57,104
         Rents deducted from cash paid for equipment acquisitions            1,502                --


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

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

2.   Transactions With the General Partner and Affiliates

     MANAGEMENT FEES TO GENERAL PARTNER

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 2000, management fees of $26,488 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued

     DIRECT SERVICES FROM GENERAL PARTNER

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 2000, there were no direct services from the General Partner included in payables to affiliates.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued

     EQUIPMENT PURCHASES

     During the nine months ended September 30, 2000, the Partnership acquired the equipment described below from Capital Associates International, Inc. ("CAII"):

                                                                                              Acquisition           Total
                                                                         Cost of               Fees and           Equipment
               Lessee                   Equipment Description           Equipment           Reimbursements      Purchase Price
     --------------------------         ---------------------         --------------        --------------    --------------
     Alliant Tech                       PC's                          $        96,198       $        3,333    $      99,531
     American Honda                     Editing Equipment                      44,680                1,548           46,228
     BE Aerospace                       Semiconductor                         301,478               10,446          311,924
     BOC                                Computer Equipment                  1,099,054               38,082        1,137,136
     BOC                                PC's                                  358,463               12,421          370,883
     Daimler Chrysler                   Pallet Trucks                          58,463                2,026           60,489
     EEX                                PC's                                  167,345                5,798          173,143
     EMC                                Computer Equipment                    490,184               16,985          507,169
     EMC                                Servers                               470,637               16,308          486,945
     Geico                              Networking                             10,970                  380           11,350
     Geico                              Servers                               192,556                6,672          199,228
     General Dynamics                   Computer                              246,644                8,546          255,190
     General Motors Corporation         Die Handler                           663,810               23,001          686,811
     General Motors Corporation         Fork Lift                              57,234                1,983           59,217
     General Motors Corporation         Platform Truck                        554,070               19,199          573,269
     General Motors Corporation         Rider Die Handler                     282,215                9,779          291,994
     General Motors Corporation         Scrubber                               42,351                1,467           43,819
     General Motors Corporation         Sweeper                               107,149                3,713          110,862
     General Motors Corporation         Utility Carts                         183,596                6,362          189,958
     Honeywell                          Computer                              961,788               31,547          993,335
     Johnson Control                    Lift Truck                            175,114                5,867          180,981
     Louisiana Pacific                  Crawler                               248,507                8,611          257,118
     Louisiana Workers                  Copiers                               119,409                4,138          123,546
     Lucent                             Fork Lift                              58,800                2,037           60,837
     Magna Seating                      Computer                              453,511               14,057          467,567
     Matsushita                         Servers                               191,910                6,650          198,560
     McGraw Hill                        Computer Equipment                    320,524               11,486          332,010
     McGraw Hill                        PC's                                   50,900                1,764           52,663
     McGraw Hill                        Printers                              100,128                3,469          103,598
     Nabisco                            Lift Truck                             33,552                1,163           34,714
     NBC                                Media Composer                         84,000                2,911           86,911
     New York Life                      Copiers                               179,927                6,234          186,161
     New York Presbyterian Hosp         Medical Equipment                     409,060               14,174          423,234
     Northrop Grumman                   Computer                              159,255                5,056          164,311
     Otis Elevator                      Workstations                           55,854                1,935           57,789
     Ryder                              Fork Lift                              55,057                1,908           56,964
     Ryder                              Pallet Trucks                          18,830                  653           19,483
     Ryder                              Wire Decks                              7,801                  270            8,071
     Teachers Insurance                 Computer Equipment                    262,082                9,081          271,163
     Thompson                           Machine Tools                         126,365                4,379          130,744
     Thomson                            Tool Cart                              44,495                1,542           46,037
     Thomson Industries                 Machine Tools                         126,365                4,379          130,744
     TXU Business                       Computer                              265,634                8,423          274,056

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   (Unaudited)


                                                                                              Acquisition         Total
                                                                         Cost of               Fees and         Equipment
               Lessee                   Equipment Description           Equipment           Reimbursements    Purchase Price
     --------------------------         ---------------------         --------------        --------------    --------------
     U-Haul                             Servers                               127,134                4,405           131,539
     Unilever                           Fork Lift                             100,800                3,493           104,293
     Williams Sonoma                    POS                                   831,994               28,829           860,823
     Xerox                              Computer Equipment                     31,959                1,107            33,066
     Xerox                              Lift Truck                             24,582                  852            25,434
     Xerox                              PC's                                  200,734                6,955           207,689
                                                                      ---------------       --------------    --------------
                                                                      $    11,253,167       $      385,421    $   11,638,588
                                                                      ===============       ==============    ==============


3.   General Partner Matters

     Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka formerly worked for CAII and serviced the Partnership leases.

     CAII owed the Partnership $370,324 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $104,357 of administrative expenses that are reimbursable to the General Partner.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:


                                                  Three Months                                   Nine Months
                                              Ended September 30,                            Ended September 30,
                                         ----------------------------                    ---------------------------
                                             2000            1999           Change           2000           1999          Change
                                         ------------    ------------    ------------    ------------   ------------   ------------
Leasing margin                           $    955,851    $    540,049    $    415,802    $  1,992,165   $  2,662,157   $   (669,992)
Equipment sales margin                        226,962         299,591         (72,629)        553,108        471,681         81,427
Interest income                                27,927          40,403         (12,476)        112,182        367,333       (255,151)
Management fees paid to general partner       (86,334)        (79,012)         (7,322)       (240,692)      (275,707)        35,015
Direct services from general partner          (11,257)        (45,506)         34,249        (132,300)      (138,880)         6,580
General and administrative expenses           (60,654)        (76,387)         15,733        (294,809)      (219,168)       (75,641)
Provision for losses                         (100,000)       (200,000)        100,000        (700,000)      (856,972)       156,972
                                         ------------    ------------    ------------    ------------   ------------   ------------

Net income                               $    952,495    $    479,138    $    473,357    $  1,289,654   $  2,010,444   $   (720,790)
                                         ============    ============    ============    ============   ============   ============

LEASING MARGIN

Leasing margin consists of the following:

                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
                                         -------------------------------       -------------------------------
                                             2000               1999               2000               1999
                                         ------------       ------------       ------------       ------------
Operating lease rentals                  $  3,767,359       $  3,698,059       $ 11,013,923       $ 12,184,419
Direct finance lease income                    78,376             52,287            195,375            195,878
Depreciation                               (2,666,152)        (3,073,197)        (8,544,301)        (9,214,711)
Interest on discounted lease rentals         (223,732)          (137,100)          (672,832)          (503,429)
                                         ------------       ------------       ------------       ------------
   Leasing margin                        $    955,851       $    540,049       $  1,992,165       $  2,662,157
                                         ============       ============       ============       ============

   Leasing margin ratio                            25%                14%                18%                22%
                                         ============       ============       ============       ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Results of Operations, continued

Results of Operations, continued

LEASING MARGIN, continued

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Net income has increased for the three months ended September 30, 2000 compared to the corresponding period in 1999 primarily due to the increase in leasing margin. Leasing margin and the leasing margin ratio has increased for the quarter primarily due to a decrease in depreciation expense. The decrease in depreciation expense was related to an increase in the expiration of equipment during the third quarter. Leasing margin and the leasing margin ratio decreased for the nine months ended September 30, 2000 primarily due to a decrease in operating lease rentals. As of July 2000, the Partnership is no longer purchasing equipment and thus expects operating lease rentals to decline. Net income decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to a provision for loss in the amount of $550,000 that was recorded in the second quarter of this year. The provision for loss was related to the decline in the realizable value of computer equipment returned to the Partnership. In addition, operating lease rentals decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily due to portfolio runoff.

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

EQUIPMENT SALES MARGIN

Equipment sales margin consists of the following:

                                     Three Months Ended                Nine Months Ended
                                       September 30,                      September 30,
                              ------------------------------     ------------------------------
                                   2000              1999             2000              1999
                              ------------      ------------     ------------      ------------

Equipment sales revenue       $    813,988      $  2,726,715     $  3,204,430      $  3,695,129
Cost of equipment sales           (587,026)       (2,427,124)     (2,651,3223)       (3,223,448)
                              ------------      ------------     ------------      ------------
   Equipment sales margin     $    226,962      $    299,591     $   553,1087      $    471,681
                              ============      ============     ============      ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued

EQUIPMENT SALES MARGIN, continued

Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin is affected by the volume and composition of equipment that become available for sale. Equipment sales margin was higher for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to the sale of semiconductor equipment in 2000.

INTEREST INCOME

Interest income decreased due to a decrease in the amount of invested cash during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

EXPENSES

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the nine months ended September 30, 2000 were lower than the nine months ended September 30, 1999 primarily due to a decrease in rents collected. Management fees are expected to decline during the liquidation period of the Partnership. The Partnership will no longer reinvest in additional equipment.

Direct services from general partner decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the nine months ended September 30, 2000 generated refurbishing charges in the amount of $75,400.

General and administrative charges increased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to an increase in storage charges for equipment returned to the Partnership at lease maturity, and increase in sales tax expense due to a change in the way Michigan apportions multi state companies and an increase in appraisal fees.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Results of Operations, continued

Results of Operations, continued

PROVISION FOR LOSSES

The remarketing of equipment for an amount greater than its book value is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

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

A provision for loss of $700,000 was recorded for the nine months ended September 30, 2000 related to a decline in the realizable value of computer equipment returned to the Partnership.

Liquidity & Capital Resources

The Partnership funds its operating activities principally with cash from rents, discounted lease rentals (non-recourse debt), interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the nine months ended September 30, 2000, the Partnership acquired equipment subject to leases with a total equipment purchase price of $11,638,588.

During the nine months ended September 30, 2000, the Partnership declared distributions to the partners of $5,922,315 ($992,081 of which was paid during October 2000). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Liquidity & Capital Resources, continued

Liquidity & Capital Resources, continued

The General Partner believes that the Partnership will generate sufficient cash flows from operations, to (1) meet current operating requirements, (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation phase will vary based upon cash availability. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners cumulative preferred distribution of 10.5% per annum per the Partnership Agreement. During the nine months ended September 30, 2000, CAII, the sole Class B limited partner, received distributions in the amount of $39,375.

The Partnership entered its liquidation period (as defined in the Partnership Agreement) on approximately July 1, 2000. As a result, the Partnership will no longer reinvest in additional equipment under leases.

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with Stellar Financial, Inc. to provide billing, accounting and property tax repayment services and Mishawaka Leasing Company, Inc. ("Mishawaka") to provide all other lease accounting, administrative and remarketing services. Many of the management and administrative personnel of Mishawaka formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $370,324 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 8, 2000, as part of the sale of the General Partnership interest owned by CAII to Mishawaka, Mishawaka repaid the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $104,357 of administrative expenses that are reimbursable to the General Partner.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued Liquidity & Capital Resources, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

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


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27     Financial Data Schedule

        (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   By:  CAI Equipment Leasing IV Corp.


Dated: November 14, 2000           By:  /s/Susan M. Landi
                                        --------------------------------
                                        Susan M. Landi
                                        Chief Accounting Officer

                                 INDEX TO EXHIBITS

EXHIBIT
  NO.                      DESCRIPTION
-------                    ----------------
      27                    Financial Data Schedule
