Form 10-K
period 2000-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2001-05-16
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-44158

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           84-1248907
     (State of organization)                                (I.R.S. Employer
                                                          Identification Number)

2750 South Wadsworth, C-200, Denver, CO                          80227
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (720) 963-9600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ____ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.


                        Exhibit Index Appears on Page 37

                               Page 1 of 38 Pages

Item 1. Business
        --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp., a Colorado corporation was a wholly owned subsidiary of Capital Associates, Inc. ("CAI"). CAI Equipment Leasing IV became a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC") on September 12, 2000 and is the general partner of the Partnership. CAI discontinued its operations on December 15, 2000.

The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 2000. During the liquidation stage, purchases of equipment have ceased (other than for prior commitments and equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2011. However, the general partner anticipates that all equipment will be sold and the Partnership will be liquidated prior to that date.

CAII owed the Partnership $370,324 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $251,409 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances are higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership through September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed cash of $10,000 for each $1,000,000 of investors' capital contribution (i.e., cash investments in the Partnership) to the Partnership. The Class B limited partner's interest in Distributable Cash is subordinated to the Class A limited partners' interest. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. CAII has contributed $500,000 to the Partnership making it the largest single investor in the Partnership. MLC became the Class B limited partner as of September 12, 2000.

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

        --------

Until July 2000 when the Partnership entered its liquidation stage, the Partnership acquired equipment of various types under lease to third parties. All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment is generally comprised of material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others (the "equipment"). See Item 13 of this report, "Certain Relationships and Related Transactions" for the detail listing of equipment purchased during 2000.

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

During 2000, the Partnership leased equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 67% of the Partnership's total equipment under lease was leased to investment grade lessees as of December 31, 2000. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership leases equipment to a significant number of lessees. One lessee and its affiliates accounted for 15% of total leasing and remarketing revenue of Partnership during 2000.

Item 2. Properties
        ----------

Per the Partnership Agreement, the Partnership does not own or lease any physical properties other than the equipment discussed in Item 1 of this Report, "Business."

Item 3. Legal Proceedings
        -----------------

Neither the Partnership nor any of the Partnership's equipment is the subject of any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        Matters
        -------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)  At December 31, 2000, there were 2,854 Class A limited partners.

(c)  Distributions

     During 2000, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
        -------

(c)  Distributions, continued
     -------------

                                                      Distributions Per
                                                       $100 Investment
      For the                       Payment             (computed on             Total
   Period Ended                   Made During          weighted average)      Distributions
------------------------        --------------       -----------------        -------------

December 31, 1999               January 2000              $  0.875             $  431,424
January 31, 2000                February 2000                0.875                429,279
February 28, 2000               March 2000                   0.875                429,279
March 31, 2000                  April 2000                   0.875                431,424
April 30, 2000                  May 2000                     0.875                429,279
May 31, 2000                    June 2000                    0.875                428,906
June 30, 2000                   July 2000                    0.875                431,050
July 31, 2000                   August 2000                  0.875                428,906
August 31, 2000                 September 2000               3.750              1,839,910
September 30, 2000              October 2000                 1.990                977,812
October 31, 2000                November 2000                1.320                648,933
November 30, 2000               December 2000                2.000                983,985
                                                           -------             ----------
                                                           $ 16.06             $7,890,187
                                                            =======            ==========

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

     The distribution for the month ended December 31, 2000, totaling $614,657, was paid to the Class A limited partners in January, 2001. Distributions to the general partner and Class B limited partner during 2000 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

     The general partner believes that the Partnership will generate sufficient cash flows from operations during 2001, to (1) meet current operating requirements, (2) enable it to fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

     During 1999, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters, continued
        -------

(c)  Distributions, continued
     -------------

                                                                      Distributions Per
                                                                      $100 Investment
    For the                 Payment            (computed on               Total
 Period Ended             Made During         weighted average)       Distributions
 ------------          ----------------       -----------------       -------------

December 31, 1998        January 1999             $  0.875            $   432,014
January 31, 1999         February 1999               0.875                429,870
February 28, 1999        March 1999                  0.875                429,870
March 31, 1999           April 1999                  0.875                432,015
April 30, 1999           May 1999                    0.875                429,564
May 31, 1999             June 1999                   0.875                429,564
June 30, 1999            July 1999                   0.875                431,708
July 31, 1999            August 1999                 0.875                429,564
August 31, 1999          September 1999              0.875                429,564
September 30, 1999       October 1999                0.875                431,708
October 31, 1999         November 1999               0.875                429,564
November 30, 1999        December 1999               0.875                429,467
                                                  --------            -----------
                                                  $  10.50            $ 5,164,472
                                                  ========            ===========

The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                       Distribution Amount             Distribution %
                        per $100 Class A              per $100 Class A
                      Limited Partner Unit           Limited Partner Unit
    Payment              (computed on                   (computed on
 Made During           weighted average)             weighted average) (1)
 -------------       --------------------          ---------------------

    1994                  $  5.25                          10.5%
    1995                    10.50                          10.5%
    1996                    10.50                          10.5%
    1997                    10.50                          10.5%
    1998                    10.50                          10.5%
    1999                    10.50                          10.5%
    2000                    16.06                          16.1%
                          -------
                          $ 73.81

     (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.

Item 6. Selected Financial Data

The following selected financial data relates to the years ended December 31, 1996 through 2000. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                     Years Ended December 31,
                                              -------------------------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                                  ----          ----          ----          ----          ----

Total revenue                                 $15,392,908   $17,896,120   $18,490,540   $20,994,438   $17,245,131
Net income                                        473,136     2,200,668     1,745,560     4,414,329     2,074,001
Net income per weighted average Class A
  limited partner unit outstanding                   0.79          4.32          3.40          8.71          4.13
Total assets                                   32,441,172    42,103,741    47,803,687    53,890,874    62,471,309
Discounted lease rentals                        8,686,491     9,257,171    12,603,909    15,828,174    23,437,868
Distributions declared to partners              8,208,013     5,271,238     5,275,471     5,307,605     5,154,680
Distributions declared per weighted average
  Class A limited partner unit outstanding          16.44         10.50         10.50         10.50         10.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

I.   Results of Operations
     ---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed income statement categories and analyses of changes in those condensed categories derived from the Statements of Income:

                                     Years Ended December 31,                      Years Ended December 31,
                                     ------------------------                      ------------------------
                                  2000          1999          Change        1999             1998          Change
                             -----------    -----------    -----------    -----------    -----------    -----------

Leasing margin               $ 2,532,535    $ 3,375,087    $  (842,552)   $ 3,375,087    $ 3,295,648    $    79,439
Equipment sales margin           933,489      1,187,086       (253,597)     1,187,086        450,186        736,900
Interest income                  136,770        390,199       (253,429)       390,199        165,182        225,017
Management fees paid to
    general partner             (317,680)      (348,688)        31,008       (348,688)      (419,816)        71,128
Direct services from
    general partner              (83,615)      (135,846)        52,231       (135,846)      (209,528)        73,682
General and administrative      (496,241)      (276,855)      (219,386)      (276,855)      (286,112)         9,257
Provision for losses          (2,232,122)    (1,990,315)      (241,807)    (1,990,315)    (1,250,000)      (740,315)
                             -----------    -----------    -----------    -----------    -----------    -----------
  Net income                 $   473,136    $ 2,200,668    $(1,727,532)   $ 2,200,668    $ 1,745,560    $   455,108
                             ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed or sold) is increasing. As a result, both the size of the Partnership's leasing portfolio and the amount of leasing revenue are declining.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

Leasing Margin

Leasing margin consists of the following:

                                                           Years Ended December 31,
                                               ---------------------------------------------
                                                     2000           1999             1998
                                                     ----           ----             ----

Operating lease rentals                        $ 14,073,931    $ 16,104,518     $ 17,367,092
Direct finance lease income                         248,718         214,317          508,080
Depreciation                                    (10,923,830)    (12,284,633)     (13,493,620)
Interest expense on discounted lease rentals       (866,284)       (659,115)      (1,085,904)
                                               ------------    ------------     ------------

  Leasing margin                               $  2,532,535    $  3,375,087     $  3,295,648
                                               ============    ============     ============

Leasing margin ratio                                   18 %              21%              18%
                                               ============    ============     ============

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leases in the portfolio, and the amount of discounted lease rentals financing the portfolio.

Leasing margin and the related leasing margin ratio decreased for the year 2000 as compared to the year 1999 due to portfolio runoff. Direct finance lease income increased due to the renewal of operating leases as direct finance leases. Interest expense on discounted lease rentals increased due to the increase in leases being financed with non- recourse debt.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                   Years Ended December 31,
                          -----------------------------------------
                              2000           1999           1998
                              ----           ----           ----

Equipment sales revenue   $ 3,822,554    $ 6,784,879    $ 4,934,639
Cost of equipment sales    (2,889,065)    (5,597,793)    (4,484,453)
                          -----------    -----------    -----------
Equipment sales margin    $   933,489    $ 1,187,086    $   450,186
                          ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

I.       Results of Operations, continued
         --------------------------------

Equipment Sales Margin, continued

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being released or sold to the lessee or third parties. Equipment sales margin decreased for 2000 compared to 1999 primarily due to the composition of equipment that was sold. The Partnership sold certain computer, manufacturing and printing equipment at a lower fair market value than originally anticipated.

Interest Income

Interest income decreased due to a decrease in the amount of invested cash during the twelve months ended December 31,2000 as compared to the twelve months ended December 31, 1999. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees are earned on gross rents received and will fluctuate due to variances in cash flow. Management fees paid to general partner for the twelve months ended December 31, 2000 were lower than the twelve months ended December 31, 1999 primarily due to a decrease in rents collected. Management fees are expected to decline during the liquidation period of the Partnership. The Partnership will no longer reinvest in additional equipment.

Direct services from general partner decreased for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999 primarily due to a change in the method in which the general partner charges for its asset management services that was implemented during the fourth quarter of 1999. The Partnership pays a refurbishing charge to the general partner at the time computer equipment is returned by the lessee to the Partnership. The refurbishing charge includes all services necessary to prepare the equipment for re-sale. Computer equipment returned to the Partnership for the twelve months ended December 31, 2000 generated refurbishing charges in the amount of $67,810.

General and administrative charges increased for the twelve months ended December 31, 2000 compared to the twelve months ended December 31, 1999 primarily due to an increase in storage charges for equipment returned to the Partnership at lease maturity, an increase in sales tax expense due to a change in the way Michigan apportions multi-state companies, an increase in appraisal fees, and the way expenses are apportioned to the fund by the General Partner.

Provision for losses

The remarketing of equipment for an amount greater than its book value is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

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

The provision for losses recorded during 2000 related to the following:
o $293,807 related to the estimated decline in residual value of computer equipment returned to the Partnership at lease maturity.
o $874,150 was recognized as a fair market value write-down of certain transportation and industrial equipment, computer, furniture, fixtures and equipment.
o $173,000 related to lessees who have filed for Chapter 11 bankruptcy protection during 2000.
o $117,000 was accrued to recognize an anticipated loss on the sale of certain computer equipment.
o   $90,000 was recorded as a reserve for uncollectible accounts receivable.
o $277,165 was recorded due to the decline in the realizable values of leased furniture, fixtures and other equipment.
o $300,000 was recorded as a reserve for a lessee that was placed on credit watch in January 2001.
o $107,000 was recorded as reserve for estimated uncollectible accounts receivable.

The provision for losses recorded during 1999 related to the following:
o $298,120 related to computer equipment that has been returned to the Partnership with fair market values that are lower than the book values.
o $160,287 related to declines in the fair market value of forklifts returned to the Partnership at lease maturity.
o $282,000 was recognized as losses on the sales of certain telecommunications, computer, furniture, fixtures, forklift and aircraft equipment.
o   $262,000 was recognized as losses on sales of certain computer equipment.
o $501,000 and $186,898 related to anticipated declines of telecommunications equipment and other miscellaneous equipment.
o $300,000 was recorded to cover a portion of the Receivable from Affiliates balance.

The provision for losses recorded during 1998 related to the following:
o $286,000 was related to the estimated decline in residual value on computers and furniture, fixtures and equipment returned to the Partnership at lease maturity.
o $495,000 was recognized as losses on the sales of certain earth moving, computer, manufacturing and printing equipment.
o $350,000 and $119,000 related to anticipated declines in the realizable value of mining equipment and other miscellaneous equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

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

During 2000, 1999 and 1998, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $11,649,000, $13,586,000, and $15,381,000 respectively, net of non-recourse debt to lenders of $3,720,000, $6,646,000, $4,759,000, respectively. Also, during 2000 and 1999 the Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of $897,000 and $206,000, respectively. Non-recourse borrowing against unleveraged leases in the Partnership's lease portfolio may occur in the future as well, when the general partner, in its discretion, determines that such non- recourse financing is in the best interest of the Partnership.

During 2000, 1999 and 1998 the Partnership declared distributions to the partners of approximately $8,208,000, $5,271,000, and $5,275,000, respectively. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2001, to (1) meet current operating requirements,
(2) enable it to fund cash distributions to both the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

Until September 2000, the Partnership relied upon the services of Capital Associates International, Inc. ("CAII"), its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued
         -------------

Liquidity and Capital Resources, continued
-------------------------------

CAII owed the Partnership $370,324 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. Included in payables to affiliates is $251,409 of administrative expenses that are reimbursable to the General Partner. During the year CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances are higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which are higher than normal. Both of these events have adversely affected the Partnership's performance.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999, with earlier application permitted. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

IV. "Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995
     --------

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The partnership finances its leases, in part, with discounted lease rentals at fixed debt rate. The partnership's other assets and liabilities are also at fixed rates. Consequently the partnership has no interest rate risk or other market risk exposure.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           Index to Financial Statements and
           Financial Statement Schedule

                                                                         Page
                                                                         Number
                                                                         ------
           Financial Statements
           --------------------

              Independent Auditors' Report                                15

              Balance Sheets as of December 31, 2000 and 1999             16

              Statements of Income for the years ended
                December 31, 2000, 1999 and 1998                          17

              Statements of Partners' Capital for the years ended
                December 31, 2000, 1999 and 1998                          18

              Statements of Cash Flows for the years ended
                December 31, 2000, 1999 and 1998                          19-20

              Notes to Financial Statements                               21-30



              Financial Statement Schedule
              ----------------------------

              Independent Auditors' Report                                31

              Schedule II - Valuation and Qualifying Accounts             32

                          Independent Auditor's Report
                          ----------------------------


The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/KPMG LLP
                                    -----------
                                    KPMG LLP

Denver, Colorado
April 20, 2001

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                     Years Ended December 31, 2000 and 1999

                                     ASSETS
                                                                2000          1999
                                                            -----------   -----------

Cash and cash equivalents                                   $ 1,529,900   $ 4,382,378
Accounts receivable                                             967,890     1,404,792
Receivable from affiliates                                         --         715,524
Equipment held for sale                                         135,328     1,470,585
Net investment in direct finance leases                       2,531,647     1,916,677
Leased equipment, net                                        27,276,407    32,213,785
                                                            -----------   -----------

    Total assets                                            $32,441,172   $42,103,741
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $ 1,018,178   $ 2,337,411
    Payables to affiliates                                      194,756        60,405
    Rents received in advance                                   108,751       471,353
    Distributions payable to partners                           652,782       442,346
    Discounted lease rentals                                  8,686,491     9,257,171
                                                            -----------   -----------

    Total liabilities                                        10,660,958    12,568,686
                                                            -----------   -----------
Partners' capital:
    General partner                                                --            --
    Limited partners:
          Class A 500,000 units authorized; 492,145
            and 493,410 units issued and outstanding
            in 1998 and 1997, respectively                   21,451,760    29,158,012
          Class B                                               328,454       377,043
                                                            -----------   -----------

                  Total partners' capital                    21,780,214    29,535,055
                                                            -----------   -----------

                  Total liabilities and partners' capital   $32,441,172   $42,103,741
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998

                                                      2000          1999          1998
                                                  -----------   -----------   -----------
Revenue:
    Operating lease rentals                       $14,073,931   $16,104,518   $17,367,092
    Direct finance lease income                       248,718       214,317       508,080
    Equipment sales margin                            933,489     1,187,086       450,186
    Interest income                                   136,770       390,199       165,182
                                                  -----------   -----------   -----------

          Total revenue                            15,392,908    17,896,120    18,490,540
                                                  -----------   -----------   -----------

Expenses:
    Depreciation                                   10,923,830    12,284,633    13,493,620
    Management fees paid to general partner           317,680       348,688       419,816
    Direct services from general partner               83,615       135,846       209,528
    General and administrative                        496,241       276,855       286,112
    Interest on discounted lease rentals              866,284       659,115     1,085,904
    Provision for losses                            2,232,122     1,990,315     1,250,000
                                                  -----------   -----------   -----------

             Total expenses                        14,919,772    15,695,452    16,744,980
                                                  -----------   -----------   -----------

Net income                                        $   473,136   $ 2,200,668   $ 1,745,560
                                                  ===========   ===========   ===========

Net income allocated:
    To the general partner                        $    82,094   $    52,712   $    52,755
    To the Class A limited partners                   387,131     2,126,476     1,675,705
    To the Class B limited partner                      3,911        21,480        17,100
                                                  -----------   -----------   -----------

                                                  $   473,136   $ 2,200,668   $ 1,745,560
                                                  ===========   ===========   ===========

Net income per weighted average Class A limited
    partner unit outstanding                      $      0.79   $      4.32   $      3.40
                                                  ===========   ===========   ===========

Weighted average Class A limited partner
    units outstanding                                 491,184       491,874       492,500
                                                  ===========   ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 2000, 1999 and 1998

                                                     Class A
                                                     Limited      Class A       Class B
                                         General     Partner      Limited       Limited
                                         Partner     Units        Partners      Partner        Total
                                        --------    --------     --------       -------        -----

Partners' capital, January 1, 1998     $    --      493,410    $ 35,818,106    $ 443,463    $ 36,261,569

Redemptions                                 --       (1,265)        (84,481)        --           (84,481)
Net income                                52,755       --         1,675,705       17,100       1,745,560
Distributions declared to partners       (52,755)      --        (5,170,216)     (52,500)     (5,275,471)
                                       ---------    -------    ------------    ---------    ------------

Partners' capital, December 31, 1998        --      492,145      32,239,114      408,063      32,647,177

Redemptions                                 --         (675)        (41,552)        --           (41,552)
Net income                                52,712       --         2,126,476       21,480       2,200,668
Distributions declared to partners       (52,712)      --        (5,166,026)     (52,500)     (5,271,238)
                                       ---------    -------    ------------    ---------    ------------

Partners' capital, December 31, 1999        --      491,470      29,158 012      377,043      29,535,055

Redemptions                                 --         (454)        (19,963)        --           (19,963)
Net income                                82,094       --           387,131        3,911         473,136
Distributions declared to partners       (82,094)      --        (8,073,419)     (52,500)     (8,208,013)
                                       ---------    -------    ------------    ---------    ------------
Partners' capital, December 31, 2000   $    --      491,016    $ 21,451,760    $ 328,454    $ 21,780,214
                                       =========    =======    ============    =========    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                          2000            1999            1998
                                                                     ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                       $    473,136    $  2,200,668    $  1,745,560
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                     10,923,830      12,284,633      13,493,620
      Provision for losses                                              2,232,122       1,990,315       1,250,000
      Cost of equipment sales                                           2,889,065       5,597,793       4,484,453
      Recovery of investment in direct finance leases                   1,151,837       1,934,798       2,297,749
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable                      539,758          45,254        (103,731)
          (Increase) decrease in receivable from affiliates               715,524        (965,001)        (43,998)
          Increase in accounts payable and accrued liabilities         (1,319,233)        828,792         820,892
          Increase (decrease) in payables to affiliates                   134,351          12,045           9,084
          Increase (decrease) in rents received in advance               (362,602)        (83,471)        (77,654)
                                                                     ------------    ------------    ------------
Net cash provided by operating activities                              17,377,788      23,845,826      23,875,975
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
    Purchases of equipment on operating leases from affiliate          (6,832,595)     (6,730,220)     (8,336,063)
    Investment in direct financing leases, acquired from affiliate     (1,089,823)       (209,885)     (2,286,569)
                                                                     ------------    ------------    ------------
Net cash used in investing activities                                  (7,922,418)     (6,940,105)    (10,622,632)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from discounted lease rentals                                896,890         205,734       1,728,059
    Principal payments on discounted lease rentals                     (5,187,197)    (10,141,287)     (9,710,829)
    Redemptions of Class A limited partnership units                      (19,963)        (41,553)        (84,481)
    Distributions to partners                                          (7,997,578)     (5,269,691)     (5,276,324)
                                                                     ------------    ------------    ------------
Net cash used in by financing activities                              (12,307,848)    (15,246,797)    (13,343,575)
                                                                     ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   (2,852,478)      1,658,924         (90,232)
Cash and cash equivalents at beginning of year                          4,382,378       2,723,454       2,813,686
                                                                     ------------    ------------    ------------

Cash and cash equivalents at end of year                             $  1,529,900    $  4,382,378    $  2,723,454
                                                                     ============    ============    ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998

Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                    $  860,742   $  651,468   $1,084,481
Supplemental disclosure of noncash investing and
  financing activities:
    Discounted lease rentals assumed in equipment acquisitions    3,719,626    6,645,920    4,758,504
Discounted lease rentals for bankrupt lessee written-off
    as uncollectible                                                   --         57,104         --
Rents deducted from cash paid for equipment acquisitions              1,502         --           --
Miscellaneous deduction from equipment acquisitions                   7,988         --           --

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
   -----------------------------------------------------------

     Organization

     Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2001 and 2003. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

     The general partner manages the Partnership, including investment of funds, purchase and sale of equipment, lease negotiation and other administrative duties. The Partnership initially sold 500,000 Class A limited partner units to 4,968 investors at a price of $100 per Class A limited partner unit.

     MLC is the Class B limited partner. The Class B limited partner contributed cash, upon acquisition of equipment, in an amount equal to 1% of gross offering proceeds received from the sale of Class A limited partner units.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

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

     Net Investment in Direct Finance Leases ("DFLs")

     The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

     Equipment on Operating Leases ("OLs")

     The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying income statements. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

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

     Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,518,000 and $4,299,000 at December 31, 2000 and 1999, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

     Net Income Per Class A Limited Partner Unit

     Net income per Class A limited partner unit is computed by dividing the net income allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

2.   Net Investment in Direct Finance Leases
     ----------------------------------------

     The components of the net investment in direct finance leases as of December 31, 2000 and 1999 were:

                                            2000           1999
                                        -----------    -----------

    Minimum lease payments receivable   $ 2,559,381    $ 1,574,987
    Estimated residual values               415,146        644,553
    Less unearned income                   (442,880)      (302,863)
                                        -----------    -----------

             Total                      $ 2,531,647    $ 1,916,677
                                        ===========    ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

3.  Leased Equipment, net
    ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, 2000 and 1999 were:

                                               2000            1999
                                          ------------    ------------

Transportation and industrial equipment   $ 24,138,413    $ 28,744,322
Computers and peripherals                   12,861,053      11,919,735
Furniture, fixtures and equipment           14,927,965      16,203,136
Other                                        2,338,552       2,304,378
                                          ------------    ------------
                                            54,265,983      59,171,571

Less accumulated depreciation              (25,923,040)    (26,737,041)
Allowance for losses                        (1,066,536)       (220,745)
                                          ------------    ------------

                                          $ 27,276,407    $ 32,213,785
                                          ============    ============

     Depreciation expense for 2000, 1999 and 1998 was $10,923,830, $12,284,633 and $13,493,620, respectively.


4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 2000 are:

     Years Ending December 31,      Direct Finance Leases      Operating Leases
     -------------------------      ---------------------      ----------------

             2001                        $   870,888              $  8,536,485
             2002                            814,791                 5,327,406
             2003                            528,894                 2,753,729
             2004                            324,748                 1,437,144
             Thereafter                       20,060                   135,130
                                         -----------              ------------

                      Total              $ 2,559,381              $ 18,189,894
                                         ===========              ============

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 2000 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such non-recourse obligations are:

     Years Ending December 31,
     -------------------------

             2001                           $  3,697,155
             2002                              2,498,317
             2003                              1,591,440
             2004                                876,043
             Thereafter                           23,536
                                            ------------
                          Total             $  8,686,491
                                            ============

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the lessees. Origination and evaluation fees totaled approximately $385,000, $415,000 and $516,000 in 2000, 1999 and
     1998, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $318,000, $349,000, and $420,000 during 2000, 1999 and 1998, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $84,000, $136,000, and $210,000 during 2000, 1999 and 1998, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Equipment Purchases
     -------------------

     The Partnership purchased equipment from CAII, with a total purchase price of approximately $11,649,000, $13,583,000 and $15,381,000 (including approximately $3,720,000, $6,646,000 and $4,759,000 of discounted lease rentals) during 2000, 1999 and 1998, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $195,000 and $60,000 during 2000 and 1999, respectively, consists $24,000 for management fees paid to general partner and $171,000 for reimbursable general and administrative expenses for 2000 and $13,000 for direct services from general partner, $27,000 for management fees paid to general partner and $20,000 for reimbursable general and administrative expenses for 1999.

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

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                         2000           1999           1998
                                                         ----           ----           ----

Net income per financial statements                  $   473,136    $ 2,200,668    $ 1,745,560
Direct finance leases                                  1,169,570      1,875,238      2,297,748
Depreciation                                          (1,712,124)    (1,555,692)    (2,401,465)
Provision for losses                                   2,232,122      1,990,315      1,250,000
Gain (loss) on sale of equipment                         222,475        550,629        362,981
Other                                                   (577,061)      (124,300)       397,457
                                                     -----------    -----------    -----------
Partnership income for federal income tax purposes   $ 1,808,118    $ 4,936,858    $ 3,652,281
                                                     ===========    ===========    ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.   Tax Information (Unaudited), continued
     --------------------------

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                         2000            1999            1998
                                                         ----            ----            ----

Partners' capital per financial statements          $ 21,780,214    $ 29,535,055    $ 32,647,177
Commissions and offering costs                         7,184,603       7,184,603       7,184,603
Direct finance leases                                 10,205,293       9,035,723       7,160,485
Depreciation                                         (20,853,515)    (19,141,391)    (17,585,699)
Provision for losses                                   6,047,436       3,815,314       1,825,000
Gain (loss) on sale of equipment                         223,372             897        (549,732)
Other                                                    235,138         818,080         947,953
                                                    ------------    ------------    ------------
Partners' capital for federal income tax purposes   $ 24,822,541    $ 31,248,281    $ 31,629,787
                                                    ============    ============    ============

8.   Concentration of Credit Risk
     ----------------------------

     Approximately 67% of the Partnership's equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements.

     The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

     The Partnership leases equipment to a significant number of lessees. One lessee and its affiliates accounted for more than 15% of total revenue of Partnership during 2000.

9.   Disclosures about Fair Value of Financial Instruments
     -----------------------------------------------------

     Statement of Financial Standards No. 107, Disclosures about Fair Value of Financial Instruments specifically excludes certain items from its disclosure requirements such as the Company's investment in leased assets. The carrying amounts at December 31, 2000 for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, payable to affiliates, rents and sale proceeds received in advance and distributions payable to partners approximate their fair values due to the short maturity of these instruments.

     As of December 31, 2000, discounted lease rentals of approximately $8,686,000 had a fair value of approximately $9,036,000. The fair value was estimated utilizing market rates of comparable debt having similar maturities and credit quality as of December 31, 2000.

                          Independent Auditor's Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of April 20, 2001, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000 as contained in the Partnership's annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/KPMG LLP
                                    ------------
                                    KPMG LLP

Denver, Colorado
April 20, 2001

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              for the years ended December 31, 2000, 1999 and 1998

COLUMN A                            COLUMN B      COLUMN C        COLUMN D     COLUMN E
--------                          ----------    ----------     -------------  ----------
                                   Balance at    Additions                      Balance
                                    Beginning   Charged to                      at End
Classification                     of Period     Expenses      Deductions(1)   of Period
--------------                    -----------   -----------    -------------  -----------

             2000
             ----
Allowance for losses:
  Accounts receivable             $    10,000   $   107,000    $      --      $   117,000
  Receivable from affiliates          300,000          --         (300,000)          --
  Equipment on operating leases       220,745     2,232,122     (1,386,331)     1,066,536
                                  -----------   -----------    -----------    -----------

                                  $   530,745   $ 2,339,122    $(1,686,331)   $ 1,183,536
                                  ===========   ===========    ===========    ===========
             1999
             ----
Allowance for losses:
  Accounts receivable                  10,000          --             --           10,000
  Receivable from affiliates             --         300,000           --          300,000
  Equipment on operating leases       177,572     1,690,315     (1,647,142)       220,745
                                  -----------   -----------    -----------    -----------

                                  $   187,572   $ 1,990,315    $(1,647,142)   $   530,745
                                  ===========   ===========    ===========    ===========
             1998
             ----
Allowance for losses:
  Accounts receivable                    --          10,000           --           10,000
  Equipment on operating leases       231,777     1,240,000     (1,294,205)       177,572
                                  -----------   -----------    -----------    -----------

                                  $   231,177   $ 1,250,000    $(1,294,205)   $   187,572
                                  ===========   ===========    ===========    ===========




(1)  Principally charge-offs of assets against the established allowances.


                  See accompanying independent auditor's report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         --------------------

None.

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                   CAI Equipment Leasing IV Corporation

                      Name                  Positions Held
                      ----                  --------------

                John F. Olmstead         President and Director


John F. Olmstead, age 57, is President of Mishawaka Leasing Co., Inc. since its formation in September 2000. He was SeniorVice President of CAI from December, 1988 until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

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


              MLC is the Class B limited partner.

              CAI Equipment Leasing IV Corp. is the general partner.

              The names and addresses of the general partner and the Class B limited partner are as follows:

Item 12. Security Ownership of Certain Beneficial Owners and Management,
         continued
         --------------------------------------------------------------

              General Partner
              ---------------

              CAI Equipment Leasing IV Corp.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

              Class B Limited Partner
              -----------------------

              Mishawaka Leasing Company, Inc.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2000.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2000:

                        Acquisition and Operating Stages

Acquisition Fee and Acquisition Cost Reimbursement
--------------------------------------------------

The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership, 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the credit worthiness of the Lessee. Origination and evaluation fees totaled approximately $385,000 in 2000, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $318,000 for 2000.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. Such reimbursable expenses amounted to approximately $171,000 during 2000.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $82,094 and $82,094, respectively, for 2000. Distributions and net income allocated to the Class B limited partner totaled $52,500 and $3,911, respectively, for 2000.

During 2000, the Partnership acquired the equipment described below from CAII:

                                                                               Cost to
                                                                             Partnership
                                                                              Including
                                                             Cost to        Acquisition       Debt        Annual
Lessee                            Equipment Description       CAII             Fees*         Assumed      Rents
------                            ---------------------    ----------       ------------   ---------    ---------
Alliant TechSystems               PC's                         96,198           99,532        74,338       30,211
American Honda                    Editing Equipment            44,680           46,228             -       15,107
BE Aerospace                      Semiconductor               301,478          311,924       131,478      148,576
Daimler Chrysler                  Pallet Trucks                58,463           60,489             -       11,463
EEX                               PC's                        167,345          173,143       157,608       66,651
EMC                               Computer Equipment          490,184          507,169       423,575      241,956
EMC                               Servers                     470,637          486,945       395,984      254,830
Geico                             Networking                   10,970           11,350             -        4,059
Geico                             Servers                     192,556          199,228             -       87,016
General Dynamics                  Computer                    246,644          255,190             -       59,369
General Motors                    Die Handler                 663,810          686,811             -      406,643
General Motors                    Fork Lift                    57,234           59,217             -       19,159
General Motors                    Platform Truck              554,070          573,269             -      107,110
General Motors                    Rider Die Handler           282,215          291,994             -       53,555
General Motors                    Scrubber                     42,351           43,819             -       14,177
General Motors                    Sweeper                     107,149          110,862             -       33,825
General Motors                    Utility Carts               183,596          189,958             -       48,288
Honeywell                         Computer                    961,788          993,335             -      368,094
Johnson Control                   Lift Truck                  175,114          180,981             -       34,673
Louisiana Pacific                 Crawler                     248,507          257,118             -       72,515
Louisiana Workers                 Copiers                     119,409          123,546             -       54,372
Lucent                            Fork Lift                    58,800           60,837             -       11,492
Magna Seating                     Computer                    453,511          467,567       185,198      211,399
Matsushita                        Servers                     191,910          198,560       171,640       84,084
McGraw Hill                       Computer Equipment          481,494          498,214             -      177,233
Nabisco                           Lift Truck                   33,552           34,714             -        5,711
NBC                               Media Composer               84,000           86,911             -       23,813
New York Life                     Copiers                     179,926          186,161             -       42,256
New York Presbyterian Hosp        Medical Equipment           409,060          423,234             -       86,862
Northrop Grumman                  Computer                    159,255          164,311             -       53,397
Otis Elevator                     Workstations                 55,854           57,789             -       19,885
Ryder                             Fork Lift                    55,057           56,964             -       15,732
Ryder                             Pallet Trucks                18,830           19,483             -        6,096
Ryder                             Wire Decks                    7,801            8,071             -        3,330
Teachers Insurance                Computer Equipment          262,082          271,163       213,996      116,661
The BOC Group                     Computer Equipment        1,457,517        1,508,019     1,162,412      518,952
Thompson                          Machine Tools               252,730          261,487             -       76,283
Thomson Industries                Tool Cart                    44,495           46,037             -       11,346
TXU Business                      Computer                    265,634          274,056             -       67,658
U-Haul                            Servers                     127,134          131,539       117,853       60,126
Unilever                          Fork Lift                   100,800          104,293             -       21,179
Williams Sonoma                   POS                         831,994          860,823       685,544      269,076
Xerox                             Computer Equipment          232,693          240,755             -      103,960
Xerox                             Lift Truck                   24,582           25,434             -        5,748


                                                           11,263,109       11,648,530     3,719,626    4,123,928

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

              2. Financial Statement Schedule: (Incorporated by reference to
                 Item 8 of this Report, "Financial Statements and Supplementary Data").

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

Dated:  April 23, 2001           Capital Preferred Yield Fund-III, L.P.

                                     By:  CAI Equipment Leasing IV Corporation

                                     By:
                                          -------------------------------------
                                          Susan M. Landi
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 23, 2001.

   Signature                                Title
   ---------                                -----


----------------
John F. Olmstead                    President and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 23, 2001         Capital Preferred Yield Fund-III, L.P.

                                     By:  CAI Equipment Leasing IV Corporation

                                     By:  /s/Susan M. Landi
                                          -------------------------------------
                                          Susan M. Landi
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 23, 2001.

    Signature                               Title
    ---------                               -----

/s/John F. Olmstead
--------------------
John F. Olmstead                    President and Director