Form 10-Q
period 2001-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2001-07-17
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to

Commission file  number 33-44158
                        --------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                          84-1248907
-----------------------                     -----------------------------------
(State of organization)                     I.R.S. Employer Identification No.)

       2750 South Wadsworth, C-200
           Denver, Colorado                                             80227
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No _____ .

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2001


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----


     Item 1.      Financial Statements (Unaudited)

                  Balance Sheets - March 31, 2001 and December 31, 2000        3

                  Statements of Income - Three Months Ended
                  March 31, 2001 and 2000                                      4

                  Statements of Cash Flows - Three Months Ended
                  March 31, 2001 and 2000                                      5

                  Notes to Financial Statements                              6-7

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-12

     Item 3.      Quantitative and Qualitative Disclosures About              12
                  Market Risk


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8-K                                13

                  Exhibit Index                                               14

                  Signature                                                   15

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      March 31,    December 31,
                                                                        2001          2000
                                                                    -----------   -----------
                                                                    (Unaudited)

Cash and cash equivalents                                           $ 1,222,711   $ 1,529,900
Accounts receivable                                                   2,280,328       967,890
Equipment held for sale or re-lease                                     293,517       135,328
Net investment in direct finance leases                               2,456,377     2,531,647
Leased equipment, net                                                23,961,407    27,276,407
                                                                    -----------   -----------

Total assets                                                        $30,214,340   $32,441,172
                                                                    ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                        $ 1,240,421   $ 1,018,178
    Payables to affiliates                                              194,772       194,756
    Rents received in advance                                           122,776       108,751
    Distributions payable to partners                                   322,908       652,782
    Discounted lease rentals                                          7,674,683     8,686,491
                                                                    -----------   -----------

Total liabilities                                                     9,555,560    10,660,958
                                                                    -----------   -----------

Partners' capital:
    General partner                                                        --            --
    Limited partners:
          Class A                                                    20,333,404    21,451,760
          Class B                                                       325,376       328,454
                                                                    -----------   -----------

Total partners' capital                                              20,658,780    21,780,214
                                                                    -----------   -----------

Total liabilities and partners' capital                             $30,214,340   $32,441,172
                                                                    ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                             2001        2000
                                                         ----------   ----------
Revenue:
  Operating lease rentals                                $2,841,741   $3,849,022
  Direct finance lease income                               112,183       43,632
  Equipment sales margin                                     97,844      110,606
  Interest income                                            15,320       50,078
                                                         ----------   ----------

Total revenue                                             3,067,088    4,053,338
                                                         ----------   ----------

Expenses:
  Depreciation                                            2,278,308    3,072,098
  Management fees to general partner                         65,093      128,245
  Direct services from general partner                       41,893       73,955
  General and administrative                                287,431       72,784
  Interest on discounted lease rentals                      201,994      233,242
  Provision for losses                                       50,000       50,000
                                                         ----------   ----------

Total expenses                                            2,924,719    3,630,324
                                                         ----------   ----------

Net income                                               $  142,369   $  423,014
                                                         ==========   ==========

Net income allocated:
  To the general partner                                 $   12,638   $   13,162
  To the Class A limited partners                           128,434      405,753
  To the Class B limited partner                              1,297        4,099
                                                         ----------   ----------

                                                         $  142,369   $  423,014
                                                         ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding                  $     0.26   $     0.83
                                                         ==========   ==========

  Weighted average Class A limited
    partner units outstanding                               491,184      491,795
                                                         ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                         ---------------------------
                                                                              2001           2000
                                                                         ------------    -----------

Net cash provided by operating activities                                 $ 2,298,291    $ 3,903,702
                                                                          -----------    -----------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate                   --       (2,839,081)
     Investment in direct finance leases, acquired from affiliate                --         (503,062)
                                                                          -----------    -----------
Net cash (used in) investing activities                                          --       (3,342,143)
                                                                          -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals                        (1,011,807)    (1,617,653)
     Distributions to partners                                             (1,593,673)    (1,320,651)
                                                                          -----------    -----------
Net cash (used in) financing activities                                    (2,605,480)    (2,938,304)
                                                                          -----------    -----------

Net decrease in cash and cash equivalents                                    (307,189)    (2,376,745)
Cash and cash equivalents at beginning of period                            1,529,900      4,382,378
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $ 1,222,711    $ 2,005,633
                                                                          ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                            $   201,994    $   233,242
Supplemental disclosure of noncash investing and
     financing activities:
     Discounted lease rentals assumed in equipment acquisitions                  --        4,515,454


   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 was derived from the audited financial statements included in the Partnership's 2000 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, previously filed with the Securities and Exchange Commission.

     Recently Issued Financial Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2001, management fees of $89,227 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2001, direct services from the General Partner of $46,161 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At March 31, 2001, general and administrative costs of $59,384 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                   Three Months
                                                  Ended March 31,
                                                  ---------------
                                           2001        2000        Change
                                           ----        ----        ------

Leasing margin                         $ 473,622    $ 587,314    $(113,692)
Equipment sales margin                    97,844      110,606      (12,762)
Interest income                           15,320       50,078      (34,758)
Management fees to general partner       (65,093)    (128,245)      63,152
Direct services from general partner     (41,893)     (73,955)      32,062
General and administrative              (287,431)     (72,784)    (214,647)
Provision for losses                     (50,000)     (50,000)        --
                                       ---------    ---------    ---------
  Net income                           $ 142,369    $ 423,014    $(280,645)
                                       =========    =========    =========

Leasing Margin

Leasing margin consists of the following:

                                                    Three Months Ended
                                                         March 31,
                                               ---------------------------
                                                   2001            2000
                                                   ----            ----

Operating lease rentals                        $ 2,841,741     $ 3,849,022
Direct finance lease income                        112,183          43,632
Depreciation                                    (2,278,308)     (3,072,098)
Interest expense on discounted lease rentals      (201,994)       (233,242)
                                               -----------     -----------

   Leasing margin                              $   473,622     $   587,314
                                               ===========     ===========

   Leasing margin ratio                               16%             15%
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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio increased for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 in part due to the increase in direct finance lease income. In addition, operating lease rentals and depreciation decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily due to portfolio runoff. Direct finance lease income increased due to an increase in the renewals of operating leases to direct finance leases. Interest expense on discounted lease rentals decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily due to a decrease in discounted lease rentals.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                                  Three Months Ended
                                                       March 31,
                                            ------------------------------
                                                 2001             2000
                                                 ----             ----

Equipment sales revenue                     $    698,436      $   707,036
Cost of equipment sales                         (600,592)        (596,430)
                                             -----------      ----------
   Equipment sales margin                   $     97,844      $   110,606
                                            ============      ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation phase (as defined in the Partnership Agreement). Initial leases are expiring and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Interest Income

Interest income decreased due to a decrease in the amount of invested cash during the quarter ended March 31, 2001 as compared to the three months ended March 31, 2000. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to and direct services from the General Partner decreased for the three months ended March 31, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

General and administrative expenses increased for the three months ended March 31, 2001 compared to the three months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses recorded during the three months ended March 31, 2001 related primarily to losses on equipment returned to the Partnership at lease maturity.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation stage, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2001, the Partnership declared distributions to the partners of $1,263,799 ($313,500 of which was paid during April 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2001, to (1) meet current operating requirements, (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic purposes.

The Class B limited partner distributions of cash from operations are subordinated to the Class A limited partners receiving distributions of cash from operations, as scheduled in the Partnership Agreement (i.e., 12%). Therefore, because of the decrease in distributions to the Class A limited partners during the three months ended March 31, 2001, Mishawaka Leasing Company, Inc., the sole Class B limited partner, received only one distribution of cash from operations.

                    CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the Financial Accounting Standard Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement 133, an Amendment of FASB Statement 133. Statement 137 effectively extends the required application of Statement 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application permitted. The Partnership adopted Statement 133 in the first quarter of 1999, and such adoption had no material impact on the Partnership.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act
of 1995
-------

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2000 Form 10-K when and where applicable.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2001.

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



                                       CAPITAL PREFERRED YIELD FUND-III, L.P.

                                       By: CAI Equipment Leasing IV Corp.


Dated:  July 12, 2001                  By: /s/Susan M. Landi
                                       -----------------
                                       Susan M. Landi
                                       Chief Accounting Officer

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL PREFERRED YIELD FUND-III, L.P.

                                        By: CAI Equipment Leasing IV Corp.


Dated:  July 12, 2001                   By:
                                            Susan M. Landi
                                            Chief Accounting Officer