Form 10-Q
period 2001-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2001-08-28
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                              --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------

Commission file number    33-44158
                       ---------------
                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                          84-1248907
----------------------------                ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

     2750 South Wadsworth, C-200
         Denver, Colorado                                               80227
----------------------------------------                              ----------
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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2001


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 2001 and December 31, 2000             3

              Statements of Income (Loss) - Three and Six Months Ended
              June 30, 2001 and 2000                                           4

              Statements of Cash Flows - Six Months Ended
              June 30, 2001 and 2000                                           5

              Notes to Financial Statements                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

              Exhibit Index                                                   14

              Signature                                                       15

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS
                                                         June 30,    December 31,
                                                           2001          2000
                                                       -----------   -----------
                                                       (Unaudited)
Cash and cash equivalents                              $ 1,474,748   $ 1,529,900
Accounts receivable                                      1,958,971       967,890
Equipment held for sale or re-lease                        248,292       135,328
Net investment in direct finance leases                  2,275,867     2,531,647
Leased equipment, net                                   21,057,286    27,276,407
                                                       -----------   -----------

Total assets                                           $27,015,164   $32,441,172
                                                       ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities           $ 1,076,281   $ 1,018,178
    Payables to affiliates                                  91,149       194,756
    Rents received in advance                              122,776       108,751
    Distributions payable to partners                    1,013,837       652,782
    Discounted lease rentals                             6,485,053     8,686,491
                                                       -----------   -----------

Total liabilities                                        8,789,096    10,660,958
                                                       -----------   -----------
Partners' capital:
    General partner                                           --            --
    Limited partners:
          Class A                                       17,912,661    21,451,760
          Class B                                          313,407       328,454
                                                       -----------   -----------

Total partners' capital                                 18,226,068    21,780,214
                                                       -----------   -----------

Total liabilities and partners' capital                $27,015,164   $32,441,172
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended             Six Months Ended
                                                            June 30,                      June 30,
                                                   --------------------------    -------------------------
                                                       2001           2000           2001          2000
                                                   --------------------------    -------------------------
Revenue:
  Operating lease rentals                          $ 2,681,632    $ 3,397,542    $ 5,523,373   $ 7,246,564
  Direct finance lease income                           73,236         73,367        185,419       116,999
  Equipment sales margin                               255,380        215,540        353,224       326,146
  Interest income                                       14,881         34,177         30,201        84,255
                                                   -----------    -----------    -----------   -----------

Total revenue                                        3,025,129      3,720,626      6,092,217     7,773,964
                                                   -----------    -----------    -----------   -----------

Expenses:
  Depreciation                                       2,046,709      2,806,051      4,325,016     5,878,149
  Management fees to general partner                    66,766         26,113        131,859       154,358
  Direct services from general partner                  43,319         47,088         85,212       121,043
  General and administrative                           165,392        161,371        452,823       234,155
  Interest on discounted lease rentals                 136,658        215,858        338,652       449,100
  Provision for losses                                 425,000        550,000        475,000       600,000
                                                   -----------    -----------    -----------   -----------

Total expenses                                       2,883,844      3,806,481      5,808,562     7,436,805
                                                   -----------    -----------    -----------   -----------

Net income (loss)                                  $   141,285    $   (85,855)   $   283,655   $   337,159
                                                   ===========    ===========    ===========   ===========

Net income (loss) allocated:
  To the general partner                           $    25,741    $    13,155    $    38,378   $    26,317
  To the Class A limited partners                      114,393        (98,020)       242,825       307,733
  To the Class B limited partner                         1,151           (990)         2,452         3,109
                                                   -----------    -----------    -----------   -----------

                                                   $   141,285    $   (85,855)   $   283,655   $   337,159
                                                   ===========    ===========    ===========   ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $      0.23    $     (0.20)   $      0.49   $      0.63
                                                   ===========    ===========    ===========   ===========

  Weighted average Class A limited
    partner units outstanding                          491,011        491,253        491,011       491,359
                                                   ===========    ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                    --------------------------
                                                                        2001           2000
                                                                        ----           ----

Net cash provided by operating activities                           $ 5,579,411    $ 9,283,235
                                                                    -----------    -----------

Cash flows from investing activities:
     Purchases of equipment on operating leases from affiliate             --       (6,604,536)
     Investment in direct finance leases, acquired from affiliate          --         (750,394)
                                                                    -----------    -----------
Net cash (used in) investing activities                                    --       (7,354,930)
                                                                    -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                                --          896,890
     Principal payments on discounted lease rentals                  (2,157,819)    (2,848,710)
     Redemptions of Class A limited partner units                          --          (19,964)
     Distributions to partners                                       (3,476,744)    (2,627,789)
                                                                    -----------    -----------
Net cash (used in) financing activities                              (5,634,563)    (4,599,573)
                                                                    -----------    -----------

Net decrease in cash and cash equivalents                               (55,152)    (2,671,268)
Cash and cash equivalents at beginning of period                      1,529,900      4,382,378
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $ 1,474,748    $ 1,711,110
                                                                    ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                      $   338,652    $   449,100
Supplemental disclosure of noncash investing and
     financing activities:
     Discounted lease rentals assumed in equipment acquisitions            --        3,588,148
     Rents deducted from cash paid for equipment acquisitions              --           99,061

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

     Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

     In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 2001, management fees of $21,662 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 2001, direct services from the General Partner of $46,161 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At June 30, 2001, general and administrative costs of $23,326 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                      Three Months                                 Six Months
                                                     Ended June 30,                               Ended June 30,
                                       ------------------------------------------   -----------------------------------------
                                           2001           2000           Change         2001           2000           Change
                                           ----           ----           ------         ----           ----           ------
Leasing margin                         $   571,501    $   449,000    $   122,501    $ 1,045,124    $ 1,036,314    $     8,810
Equipment sales margin                     255,380        215,540         39,840        353,224        326,146         27,078
Interest income                             14,881         34,177        (19,296)        30,201         84,255        (54,054)
Management fees to general partner         (66,766)       (26,113)       (40,653)      (131,859)      (154,358)        22,499
Direct services from general partner       (43,319)       (47,088)         3,769        (85,212)      (121,043)        35,831
General and administrative                (165,392)      (161,371)        (4,021)      (452,823)      (234,155)      (218,668)
Provision for losses                      (425,000)      (550,000)       125,000       (475,000)      (600,000)       125,000
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   141,285    $   (85,855)   $   227,140    $   283,655    $   337,159    $   (53,504)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                   Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                -------------------------    ---------------------------
                                                   2001           2000           2001            2000
                                                   ----           ----           ----            ----

Operating lease rentals                        $ 2,681,632    $ 3,397,542    $ 5,523,373     $ 7,246,564
Direct finance lease income                         73,236         73,367        185,419         116,999
Depreciation                                    (2,046,709)    (2,806,051)    (4,325,016)     (5,878,149)
Interest expense on discounted lease rentals      (136,658)      (215,858)      (338,652)       (449,100)
                                               -----------    -----------    -----------     -----------

   Leasing margin                              $   571,501    $   449,000    $ 1,045,124     $ 1,036,314
                                               ===========    ===========    ===========     ===========

   Leasing margin ratio                                21%            13%            18%             14%
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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio increased for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000 in part due to the increase in direct finance lease income as well as the decrease in interest expense on discounted lease rentals. In addition, operating lease rentals and depreciation decreased for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 primarily due to portfolio runoff. Direct finance lease income increased due to an increase in the renewals of operating leases to direct finance leases. Interest expense on discounted lease rentals decreased for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 primarily due to a decrease in discounted lease rentals.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June, 30
                            --------------------------    ---------------------------
                                2001           2000           2001           2000
                                ----           ----           ----           ----
Equipment sales revenue     $   958,427    $ 1,683,407    $ 1,656,864    $ 2,390,443
Cost of equipment sales        (703,047)    (1,467,867)    (1,303,640)    (2,064,297)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   255,380    $   215,540    $   353,224    $   326,146
                            ===========    ===========    ===========    ===========

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


Interest Income

Interest income decreased due to a decrease in the amount of invested cash during the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000. Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and
(2) the interest rate on such invested cash.

Expenses

Management fees paid to and direct services from the General Partner decreased for the six months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees increased for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to an increase in rents received after lease maturity. Management fees are calculated as a percentage of rents collected.

General and administrative expenses increased for the three and six months ended June 30, 2001 compared to the three and six months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses of $475,000 recorded during the six months ended June 30, 2001 related to losses on equipment returned to the Partnership at lease maturity and a reserve for uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts in trying to collect the receivables.

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

During the six months ended June 30, 2001, the Partnership declared distributions to the partners of $3,837,799 ($1,013,837 of which was paid during July 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions in this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in a business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
-----------------------------------------------------------------------------

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By:  CAI Equipment Leasing IV Corp.


Dated:  August 28, 2001                   By:  /s/Susan M. Landi
                                               -----------------
                                               Susan M. Landi
                                               Chief Accounting Officer

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By:  CAI Equipment Leasing IV Corp.


Dated:  August 28, 2001                   By:
                                               Susan M. Landi
                                               Chief Accounting Officer