Form 10-Q
period 2001-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2001-11-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from __________________ to

Commission file number _____________________33-44158

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        84-1248907
----------------------------                ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

2750 South Wadsworth, C-200
     Denver, Colorado                                                 80227
-----------------------------------------                          ------------
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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2001


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

   Item 1. Financial Statements (Unaudited)

           Balance Sheets - September 30, 2001 and December 31, 2000        3

           Statements of Income (Loss) - Three and Nine Months Ended
           September 30, 2001 and 2000                                      4

           Statements of Cash Flows -Nine Months Ended
           September 30, 2001 and 2000                                      5

           Notes to Financial Statements                                    6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8-13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        13



PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                14

   Item 6. Exhibits and Reports on Form 8-K                                 14

                Exhibit Index                                               14

                Signature                                                   15

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                           September 30,   December 31,
                                                                2001          2000
                                                                ----          ----
                                                            (Unaudited)

Cash and cash equivalents                                   $ 2,137,061   $ 1,529,900
Accounts receivable                                           1,416,401       967,890
Equipment held for sale or re-lease                             279,419       135,328
Net investment in direct finance leases                       2,029,227     2,531,647
Leased equipment, net                                        18,128,606    27,276,407
                                                            -----------   -----------

Total assets                                                $23,990,714   $32,441,172
                                                            ===========   ===========
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $ 1,049,744   $ 1,018,178
    Payables to affiliates                                      166,994       194,756
    Rents received in advance                                   122,776       108,751
    Distributions payable to partners                         1,259,458       652,782
    Discounted lease rentals                                  5,707,790     8,686,491
                                                            -----------   -----------

Total liabilities                                             8,306,762    10,660,958
                                                            -----------   -----------

Partners' capital:
    General partner                                                --            --
    Limited partners:
          Class A                                            15,383,253    21,451,760
          Class B                                               300,699       328,454
                                                            -----------   -----------

Total partners' capital                                      15,683,952    21,780,214
                                                            -----------   -----------

Total liabilities and partners' capital                     $23,990,714   $32,441,172
                                                            ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                           STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                        Three Months Ended           Nine Months Ended
                                                             September 30,              September 30,
                                                   --------------------------    --------------------------
                                                        2001          2000            2001          2000
                                                   --------------------------    --------------------------
Revenue:
  Operating lease rentals                          $ 2,794,892    $ 3,767,359    $ 8,318,265    $11,013,923
  Direct finance lease income                           85,587         78,376        271,006        195,375
  Equipment sales margin                                23,446        226,962        376,670        553,108
  Interest income                                       10,235         27,927         40,436        112,182
                                                   -----------    -----------    -----------    -----------

Total revenue                                        2,914,160      4,100,624      9,006,377     11,874,588
                                                   -----------    -----------    -----------    -----------
Expenses:
  Depreciation                                       2,473,903      2,666,152      6,798,919      8,544,301
  Management fees to general partner                    61,918         86,334        193,777        240,692
Direct services from general partner                    69,389         11,257        154,601        132,300
General and administrative                              71,162         60,654        523,984        294,809
  Interest on discounted lease rentals                  46,905        223,732        385,556        672,832
  Provision for losses                                 565,000        100,000      1,040,000        700,000
                                                   -----------    -----------    -----------    -----------

Total expenses                                       3,288,277      3,148,129      9,096,837     10,584,934
                                                   -----------    -----------    -----------    -----------

Net income (loss)                                  $  (374,117)   $   952,495    $   (90,460)   $ 1,289,654
                                                   ===========    ===========    ===========    ===========

Net income (loss) allocated:
  To the general partner                           $    21,680    $    32,920    $    60,057    $    59,237
  To the Class A limited partners                     (391,839)       910,379       (149,012)     1,218,112
  To the Class B limited partner                        (3,958)         9,196         (1,505)        12,305
                                                   -----------    -----------    -----------    -----------

                                                   $  (374,117)   $   952,495    $   (90,460)   $ 1,289,654
                                                   ===========    ===========    ===========    ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $     (0.80)   $      1.85    $     (0.30)   $      2.48
                                                   ===========    ===========    ===========    ===========

  Weighted average Class A limited
    partner units outstanding                          491,011        491,011        491,011        491,242
                                                   ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                         -------------
                                                                      2001           2000
                                                                  -----------    -----------
Net cash provided by operating activities                         $ 9,010,172    $ 6,199,061
                                                                  -----------    -----------

Cash flows from financing activities:
     Proceeds from discounted lease rentals                              --          896,890
     Principal payments on discounted lease rentals                (3,003,885)    (4,023,592)
     Redemptions of Class A limited partner units                        --          (19,963)
     Distributions to partners                                     (5,399,126)    (5,372,580)
                                                                  -----------    -----------
Net cash used in financing activities                              (8,403,011)    (8,519,245)
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents                  607,161     (2,320,184)
Cash and cash equivalents at beginning of period                    1,529,900      4,382,378
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 2,137,061    $ 2,062,194
                                                                  ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals                    $   385,536    $   672,832
Supplemental disclosure of noncash investing and
     financing activities:
     Discounted lease rentals assumed in equipment acquisitions          --        3,719,626
     Rents deducted from cash paid for equipment acquisitions            --            1,502

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

Recently Issued Financial Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 2001, management fees of $19,753 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates, continued
     ----------------------------------------------------

Direct Services from General Partner

The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 2001, direct services from the General Partner of $46,161 are included in payables to affiliates.

General and Administrative Expenses

The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of Partnership per the terms of the Partnership Agreement. At September 30, 2001, general and administrative costs of $101,080 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                     Three Months                                  Nine Months
                                                   Ended September 30,                           Ended September 30,
                                       -----------------------------------------    -----------------------------------------
                                            2001          2000           Change         2001           2000          Change
                                            ----          ----           ------         ----           ----          ------
Leasing margin                         $   359,671    $   955,851    $  (596,180)   $ 1,404,796    $ 1,992,165    $  (587,369)
Equipment sales margin                      23,446        226,962       (203,516)       376,670        553,108       (176,438)
Interest income                             10,235         27,927        (17,692)        40,436        112,182        (71,746)
Management fees to general partner         (61,918)       (86,334)        24,416       (193,777)      (240,692)        46,915
Direct services from general partner       (69,389)       (11,257)       (58,132)      (154,601)      (132,300)       (22,301)
General and administrative                 (71,162)       (60,654)       (10,508)      (523,984)      (294,809)      (229,175)
Provision for losses                      (565,000)      (100,000)      (465,000)    (1,040,000)      (700,000)      (340,000)
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $  (374,117)   $   952,495    $(1,326,612)   $    90,460)   $ 1,289,654    $(1,380,114)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Leasing Margin

Leasing margin consists of the following:

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                               -----------------------------     ------------------------------
                                                    2001             2000            2001              2000
                                                    ----             ----            ----              ----

Operating lease rentals                        $  2,794,892     $  3,767,359     $  8,318,265     $ 11,013,923

Direct finance lease income                          85,587           78,376          271,006          195,375
Depreciation                                     (2,473,903)      (2,666,152)      (6,798,919)      (8,544,301)
Interest expense on discounted lease rentals        (46,905)        (223,732)        (385,556)        (672,832)
                                               ------------     ------------     ------------     ------------

   Leasing margin                              $    359,671     $    955,851     $  1,404,796     $  1,992,165
                                               ============     ============     ============     ============

   Leasing margin ratio                                  12%              25%              16%              18%
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

Leasing margin and the related leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio decreased for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 in part due to the decrease in operating lease rentals and depreciation primarily due to portfolio runoff. Direct finance lease income increased for the three and nine months ended September 30, 2001 compared to the corresponding period of 2000 due to an increase in the renewals of operating leases to direct finance leases. Interest expense on discounted lease rentals decreased for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 primarily due to a decrease in discounted lease rentals.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued


Results of Operations, continued
---------------------

Equipment Sales Margin

Equipment sales margin consists of the following:

                                 Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                            --------------------------    --------------------------
                                2001           2000           2001           2000
                                ----           ----           ----           ----
Equipment sales revenue     $    46,528    $   813,988    $ 1,703,392    $ 3,204,430
Cost of equipment sales         (23,082)      (587,026)    (1,326,722)    (2,651,322)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $    23,446    $   226,962    $   376,670    $   553,108
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


Interest Income

Interest income decreased due to a decrease in the amount of invested cash during the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000. Interest income varies due to
(1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the General Partner decreased for the three and nine months ended September 30, 2001 as compared to the corresponding period in 2000 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

Direct services from the General Partner increased for the three and nine months ended September 30, 2001 compared to the corresponding period in 2000 primarily due to an increase in management's efforts to collect receivables owed to the partnership.

General and administrative expenses increased for the three and nine months ended September 30, 2001 compared to the three and nine months ended 2000 due to an increase in insurance expense, data processing charges and audit fees. Also contributing to the increase in general and administrative expenses is a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses of $1,040,000 recorded during the nine months ended September 30, 2001 relates to changes in the estimated unguaranteed residual values on direct financing and operating leases and a reserve for uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts in trying to collect the receivables.

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

During the nine months ended September 30, 2001, the Partnership declared distributions to the partners of $5,399,125 ($1,239,078 of which was paid during October 2001). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995
--------------------------------------------------------------------------------

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the uarter ended September 30, 2001.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:    CAI Equipment Leasing IV Corp.


Dated:  November 14, 2001           By:    /s/Susan M. Landi
                                           -------------------------------
                                           Susan M. Landi
                                           Chief Accounting Officer

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPITAL PREFERRED YIELD FUND-III, L.P.

                                        By:  CAI Equipment Leasing IV Corp.


Dated: November 14 , 2001               By:
                                             ---------------------------------
                                             Susan M. Landi
                                             Chief Accounting Officer