Form 10-K
period 2001-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2002-04-12
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

                        Exhibit Index Appears on Page 35

                               Page 1 of 36 Pages

Item 1. Business
        --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and is engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp. ("CAIEL-IV"), a Colorado corporation, is the general partner of the Partnership. CAIEL-IV was a wholly owned subsidiary of Capital Associates, Inc. ("CAI") until September 12, 2000, the date it was purchased in its entirety by Mishawaka Leasing Company, Inc. ("MLC"). CAI discontinued its operations on December 15, 2000 and filed Chapter 11 Bankruptcy on October 15, 2001.

Capital Associates International, Inc. ("CAII") was the Class B limited partner of the Partnership prior to September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $500,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. MLC became the Class B limited partner as of September 12, 2000.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ended approximately June 30, 2000); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner and promptly distribute cash from sales thereof to the Partners within three years of the end of the reinvestment period.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally comprises material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others. The Partnership entered its liquidation stage, as defined in the Partnership Agreement, in July 2000. During the liquidation stage, purchases of equipment ceased (other than for prior commitments and equipment upgrades). The Partnership was required to dissolve and distribute all of its assets no later than December 31, 2011. However, the general partner anticipates that all equipment will be sold and the Partnership liquidated prior to that date.

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

        --------

The Partnership leases equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. Approximately 67% of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

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

The Partnership has no employees. Prior to September 12, 2000, the Partnership relied upon the services of CAII for origination of leases, administrative and accounting services, and remarketing of leases and equipment, among other services. From September 12, 2000 on, the general partner has contracted with MLC to provide the above services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

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

The Partnership leases equipment to a significant number of lessees. One lessee and its affiliates accounted for 13% of Partnership total leasing and remarketing revenue during 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters
        --------

(a) The Partnership's Class A limited partner units, Class B limited partner interest and general partner interest are not publicly traded. There is no established public trading market for such units and interests and none is expected to develop.

(b)     At December 31, 2001, there were 2,853 Class A limited partners.

(c)     Distributions
        -------------

        During 2001, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                        Distributions Per
                                                         $100 Investment
         For the                  Payment                (computed on                Total
      Period Ended              Made During             weighted average)         Distributions
---------------------          ----------------         -----------------         -------------

December 31, 2000              January 2001               $  1.256                 $   616,800
January 31, 2001               February 2001                 0.394                     193,519
February 28, 2001              March 2001                    1.510                     741,344
March 31, 2001                 April 2001                    0.635                     311,923
April 30, 2001                 May 2001                      1.753                     860,617
May 31, 2001                   June 2001                     1.368                     671,666
June 30, 2001                  July 2001                     2.043                   1,003,029
July 31, 2001                  August 2001                   0.599                     294,035
August 31, 2001                September 2001                1.231                     604,458
September 30, 2001             October 2001                  2.524                   1,239,078
October 31, 2001               November 2001                 2.477                   1,216,248
November 30, 2001              December 2001                 0.758                     372,337
                                                          ---------                 -----------
                                                          $  16.55                  $8,125,054
                                                          =========                 ===========

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        -------------------------------------------------------------------
        Matters, continued
        -------

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

          The distribution for the month ended December 31, 2001, totaling $777,721, was paid to the Class A limited partners in January, 2001. Distributions to the general partner and Class B limited partner during 2001 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

          The general partner believes that the Partnership will generate sufficient cash flows from operations during 2001, to (1) meet current operating requirements, and (2) enable it to fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

          During 2000, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                                   Distributions Per
                                                   $100 Investment
    For the                      Payment           (computed on                 Total
 Period Ended                  Made During        weighted average)          Distributions
 ------------               ----------------      -----------------          -------------

December 31, 1999           January 2000             $  0.875                $   431,424
January 31, 2000            February 2000               0.875                    429,279
February 28, 2000           March 2000                  0.875                    429,279
March 31, 2000              April 2000                  0.875                    431,424
April 30, 2000              May 2000                    0.875                    429,279
May 31, 2000                June 2000                   0.875                    428,906
June 30, 2000               July 2000                   0.875                    431,050
July 31, 2000               August 2000                 0.875                    428,906
August 31, 2000             September 2000              3.750                  1,839,910
September 30, 2000          October 2000                1.990                    977,812
October 31, 2000            November 2000               1.320                    648,933
November 30, 2000           December 2000               2.000                    983,985
                                                      -------                -----------
                                                      $ 16.06                $ 7,890,187
                                                      =======                ============

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

                        Distribution Amount             Distribution %
                        per $100 Class A               per $100 Class A
                       Limited Partner Unit          Limited Partner Unit
   Payment               (computed on                   (computed on
Made During             weighted average)            weighted average) (1)
-----------            --------------------          ---------------------

   1994                   $   5.25                         10.5%
   1995                      10.50                         10.5%
   1996                      10.50                         10.5%
   1997                      10.50                         10.5%
   1998                      10.50                         10.5%
   1999                      10.50                         10.5%
   2000                      16.06                         16.1%
   2001                      16.55                         16.5%
                          --------
                          $  90.36
                          ========

        (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.

Item 6. Selected Financial Data
        -----------------------

The following selected financial data relates to the years ended December 31, 1997 through 2001. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                           2001              2000           1999           1998           1997
                                                           ----              ----           ----           ----           ----

Total revenue                                          $11,421,913       $15,392,908   $17,896,120     $18,490,540   $ 20,994,438
Net income    (loss)                                      (366,977)          473,136     2,200,668       1,745,560      4,414,329
Net income (loss) per weighted average Class A
  limited partner unit outstanding                           (0.91)             0.79          4.32            3.40           8.71
Total assets                                            20,677,301        32,441,172    42,103,741      47,803,687     53,890,874
Discounted lease rentals                                 4,985,065         8,686,491     9,257,171      12,603,909     15,828,174
Distributions declared to partners                       8,405,024         8,208,014     5,271,238       5,275,471      5,307,605
Distributions declared per weighted average
  Class A limited partner unit outstanding                   16.88             16.44         10.50           10.50          10.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I.      Results of Operations

Critical Accounting Policies

Accounting for leases falls under guidelines that have been substantially unchanged since at least 1975. For operating leases, revenue and depreciation are recorded on a straight-line basis over the lease term. For direct finance leases, revenue and amortization are recorded using the interest method (i.e. similar to amortization of a home mortgage).

For both types of leases, two critical assumptions include the probability of future contractual rent collections and an estimate of future residual value. The Partnership must make judgments when evaluating both of these assumptions before entering into a lease. The probability of future rent collection is addressed during the credit evaluation process. When estimating future residuals, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment.

Future reported results could differ considerably from expected results if conditions arise that significantly affect these two critical assumptions. However, the Partnership believes the likelihood of materially different reported results is minimized (but not removed) because in the normal course of business the Partnership a) assigns future rents to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations.

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                       Years Ended December 31,                   Years Ended December 31,
                                       ------------------------                   ------------------------
                                 2001           2000           Change         2000           1999           Change
                             ------------   -----------    ------------   -----------    -----------    ------------

Leasing margin               $ 1,857,241    $ 2,532,535    $  (675,294)   $ 2,532,535    $ 3,375,087    $  (842,552)
Equipment sales margin           427,592        933,489       (505,897)       933,489      1,187,086       (253,597)
Interest income                   54,127        136,770        (82,643)       136,770        390,199       (253,429)
Management fees paid to
    general partner             (245,156)      (317,680)        72,524       (317,680)      (348,688)        31,008
Direct services from
    general partner             (216,350)       (83,615)      (132,735)       (83,615)      (135,846)        52,231
General and administrative      (628,681)      (496,241)      (132,440)      (496,241)      (276,855)      (219,386)
Provision for losses          (1,615,750)    (2,232,122)       616,372     (2,232,122)    (1,990,315)      (241,807)
                             -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)          $  (366,977)   $   473,136    $  (840,113)   $   473,136    $ 2,200,668    $(1,727,532)
                             ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed or sold) is decreasing. As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue are declining ("portfolio runoff").

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Leasing Margin

Leasing margin consists of the following:

                                                          Years Ended December 31,
                                                          ------------------------

                                                    2001            2000             1999
                                                    ----            ----             ----

Operating lease rentals                        $ 10,545,224    $ 14,073,931     $ 16,104,518
Direct finance lease income                         394,970         248,718          214,317
Depreciation                                     (8,531,511)    (10,923,830)     (12,284,633)
Interest expense on discounted lease rentals       (551,442)       (866,284)        (659,115)
                                               ------------    ------------     ------------
  Leasing margin                               $  1,857,241    $  2,532,535     $  3,375,087
                                               ============    ============     ============

Leasing margin ratio                                   17 %              18%              21%
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

Leasing margin and its related components generally decreased due to portfolio runoff.

Direct finance lease income increased due to the renewal of operating leases as direct finance leases.

Interest expense on discounted lease rentals decreased during 2001 compared to 2000 due to portfolio runoff. Interest expense on discounted lease rentals increased during 2000 compared to 1999 due to an increase in leases financed with non-recourse debt.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                       Years Ended December 31,
                                       ------------------------
                              2001              2000              1999
                              ----              ----              ----

Equipment sales revenue   $ 1,889,127       $ 3,822,554       $ 6,784,879
Cost of equipment sales    (1,461,535)       (2,889,065)       (5,597,793)
                           ----------        ----------        ----------
Equipment sales  margin   $   427,592       $   933,489       $ 1,187,086
                          ===========       ===========       ===========

Equipment sales margin is affected by the number and dollar amount of equipment leases that mature in a particular period. Currently, a portion of the Partnership's initial leases have expired and the equipment is either being re-leased or sold to the lessee or third parties. Equipment sales margin decreased primarily due to portfolio runoff.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to general partner decreased due to portfolio run-off.

Direct services from the general partner increased in 2001 compared to 2000 primarily due to activities related to converting the Partnership's assets from the CAII computer systems to the MLC computer systems. Direct services from the general partner decreased in 2000 compared to 1999 primarily due to portfolio runoff.

General and administrative expenses increased in 2001 compared to 2000 primarily due to insurance and audit costs, and consulting costs related to converting the Partnership's assets from the CAII computer systems to the MLC computer systems.

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

The provision for losses recorded during 2001 related to the following:

o $109,960 related to the estimated decline in residual value of computer equipment returned to the Partnership at lease maturity.
o $678,076 was recognized as a fair market value write-down of certain transportation and industrial equipment, computer, furniture, fixtures and equipment.
o $527,714 was recorded due to the decline in the realizable values of leased furniture, fixtures, semiconductor and other equipment.
o $300,000 for estimated uncollectible accounts receivable. The reserve was recorded due to the uncertainty of collection. However, management will continue its efforts to collect the receivables.

The provision for losses recorded during 2000 related to the following:

o $293,807 related to the estimated decline in residual value of computer equipment returned to the Partnership at lease maturity

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

o $874,150 was recognized as a fair market value write-down of certain transportation and industrial equipment, computer, furniture, fixtures and equipment.
o $173,000 related to lessees who have filed for Chapter 11 bankruptcy protection during 2000.
o $117,000 was accrued to recognize an anticipated loss on the sale of certain computer equipment.
o       $90,000 was recorded as a reserve for uncollectible accounts receivable
o $277,165 was recorded due to the decline in the realizable values of leased furniture, fixtures and other equipment.
o $300,000 was recorded as a reserve for a lessee that was placed on credit watch in January 2001.
o $107,000 was recorded as a reserve for estimated uncollectible accounts receivable.

The provision for losses recorded during 1999 related to the following:

o $298,120 related to computer equipment that has been returned to the Partnership with fair market values that are lower than the book values.
o $160,287 related to declines in the fair market value of forklifts returned to the Partnership at lease maturity.
o $282,000 was recognized as losses on the sales of certain telecommunications, computer, furniture, fixtures, forklift and aircraft equipment.
o $262,000 was recognized as losses on sales of certain computer equipment.
o $687,898 related to anticipated declines of telecommunications and other miscellaneous equipment.
o $300,000 was recorded to cover a portion of the Receivable from Affiliates balance.

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

During 2000 and 1999, the Partnership acquired equipment subject to leases with a total equipment purchase price of approximately $11,649,000, and $13,586,000 respectively, net of assumed non-recourse debt to lenders of approximately $3,720,000, and $6,646,000, respectively. Also, during 2000 and 1999, the
Partnership discounted future rental payments from certain leases to non-recourse lenders and received proceeds of approximately $897,000 and $206,000, respectively. During July 2000, the Partnership entered its liquidation period, as defined in the Partnership Agreement. Consequently, material purchases of equipment subject to leases have ceased.

During 2001, 2000 and 1999 the Partnership declared distributions to the partners of approximately $8,405,000, $8,208,000, and $5,271,000, respectively. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2001 to (1) meet current operating requirements, and (2) enable it to fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and may vary. All distributions are expected to be a return of capital for economic purposes.

Until September 2000, the Partnership relied upon the services of CAII, its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII (see discussion below) and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership leases.

CAII owed the Partnership $370,324 for rents, remarketing proceeds and other amounts (the "Prior Rents") collected by CAII on behalf of the Partnership during the periods prior to February 1, 2000. On September 12, 2000, as part of the Sale of the General Partnership interest owned by CAII to MLC, MLC repaid in full the Prior Rents owed by CAII to the Partnership. During 2000, as CAII was preparing to liquidate, which it did on December 15, 2000, CAII was unable to provide investment opportunities for reinvestment to the Partnership and consequently the Partnership's cash balances were higher than normal. Also during the same period, CAII did not keep up with collections of accounts receivable, which were higher than normal. Both of these events adversely affected the Partnership's performance. CAII subsequently filed Chapter 11 Bankruptcy on October 15, 2001.

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals at fixed debt rate. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has no interest rate risk or other market risk exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                           Page
                                                                          Number
         Financial Statements
         --------------------

                 Independent Auditors' Report                                14

                 Balance Sheets as of December 31, 2001 and 2000             15

                 Statements of Operations for the years ended
                   December 31, 2001, 2000 and 1999                          16

                 Statements of Partners' Capital for the years ended
                   December 31, 2001, 2000 and 1999                          17

                 Statements of Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999                       18-19

                 Notes to Financial Statements                            20-29



         Financial Statement Schedule
         ----------------------------

                 Independent Auditors' Report                                30

                 Schedule II - Valuation and Qualifying Accounts             31

                          Independent Auditor's Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/KPMG LLP
                                            -----------
                                            KPMG LLP

Denver, Colorado
March 22, 2002

               CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                     ASSETS

                                                                2001           2000
                                                                ----           ----

Cash and cash equivalents                                   $ 1,603,588   $ 1,529,900
Accounts receivable, net of allowance for losses
    of $369,211 in 2001 and $117,000 in 2000                  1,257,040       967,890
Equipment held for sale                                         349,333       135,328
Net investment in direct finance leases                       2,348,080     2,531,647
Leased equipment, net                                        15,119,260    27,276,407
                                                            -----------   -----------

    Total assets                                            $20,677,301   $32,441,172
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $ 1,805,041   $ 1,018,178
    Payables to affiliates                                       48,806       194,756
    Rents received in advance                                    40,205       108,751
    Distributions payable to partners                           789,971       652,782
    Discounted lease rentals                                  4,985,065     8,686,491
                                                            -----------   -----------

    Total liabilities                                         7,669,088    10,660,958
                                                            -----------   -----------

Partners' capital:
    General partner                                                --            --
    Limited partners:
          Class A 500,000 units authorized; 491,016 units
             issued and outstanding in 2001 and 2000         12,719,270    21,451,760
          Class B                                               288,943       328,454
                                                            -----------   -----------

                  Total partners' capital                    13,008,213    21,780,214
                                                            -----------   -----------

                  Total liabilities and partners' capital   $20,677,301   $32,441,172
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                              2001            2000            1999
                                                         ------------    ------------    ------------
Revenue:
    Operating lease rentals                              $ 10,545,224    $ 14,073,931    $ 16,104,518
    Direct finance lease income                               394,970         248,718         214,317
    Equipment sales margin                                    427,592         933,489       1,187,086
    Interest income                                            54,127         136,770         390,199
                                                         ------------    ------------    ------------

          Total revenue                                    11,421,913      15,392,908      17,896,120
                                                         ------------    ------------    ------------

Expenses:
    Depreciation                                            8,531,511      10,923,830      12,284,633
    Management fees paid to general partner                   245,156         317,680         348,688
    Direct services from general partner                      216,350          83,615         135,846
    General and administrative                                628,681         496,241         276,855
    Interest on discounted lease rentals                      551,442         866,284         659,115
    Provision for losses                                    1,615,750       2,232,122       1,990,315
                                                         ------------    ------------    ------------

             Total expenses                                11,788,890      14,919,772      15,695,452
                                                         ------------    ------------    ------------

Net income (loss)                                        $   (366,977)   $    473,136    $  2,200,668
                                                         ============    ============    ============

Net income (loss) allocated:
    To the general partner                               $     84,050    $     82,094    $     52,712
    To the Class A limited partners                          (446,516)        387,131       2,126,476
    To the Class B limited partner                             (4,511)          3,911          21,480
                                                         ------------    ------------    ------------

                                                         $   (366,977)   $    473,136    $  2,200,668
                                                         ============    ============    ============

Net income (loss) per weighted average Class A limited
    partner unit outstanding                             $      (0.91)   $       0.79    $       4.32
                                                         ============    ============    ============

Weighted average Class A limited partner
    units outstanding                                         491,016         491,184         491,874
                                                         ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2001, 2000 and 1999

                                                         Class A
                                                         Limited          Class A          Class B
                                         General         Partner          Limited          Limited
                                         Partner          Units           Partners         Partner         Total
                                         -------       -----------        --------         -------         -----

Partners' capital, January 1, 1999     $       --           492,145    $ 32,239,114    $    408,063    $ 32,647,177

Redemptions                                    --              (675)        (41,552)           --           (41,552)
Net income                                   52,712            --         2,126,476          21,480       2,200,668
Distributions declared to partners          (52,712)           --        (5,166,026)        (52,500)     (5,271,238)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 1999           --           491,470      29,158,012         377,043      29,535,055

Redemptions                                    --              (454)        (19,963)           --           (19,963)
Net income                                   82,094            --           387,131           3,911         473,136
Distributions declared to partners          (82,094)           --        (8,073,420)        (52,500)     (8,208,014)
                                       ------------    ------------    ------------    ------------    ------------

Partners' capital, December 31, 2000           --           491,016      21,451,760         328,454      21,780,214

Net income (loss)                            84,050            --          (446,516)         (4,511)       (366,977)
Distributions declared to partners          (84,050)           --        (8,285,974)        (35,000)     (8,405,024)
                                       ------------    ------------    ------------    ------------    ------------
Partners' capital, December 31, 2001   $       --           491,016    $ 12,719,270    $    288,943    $ 13,008,213
                                       ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                            2001            2000           1999
                                                                       ------------    ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                                  $   (366,977)   $    473,136    $  2,200,668
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                        8,531,511      10,923,830      12,284,633
      Provision for losses                                                1,615,750       2,232,122       1,990,315
      Cost of equipment sales                                             1,461,535       2,889,065       5,597,793
      Recovery of investment in direct finance leases                       915,388       1,151,837       1,934,798

      Purchases of equipment on operating leases from affiliate                --        (6,832,595)     (6,730,220)
      Investment in direct financing leases, acquired from affiliate           --        (1,089,823)       (209,885)
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable, net                  (686,625)        539,758          45,254
          (Increase) decrease in receivable from affiliates                    --           715,524        (965,001)
          Increase (decrease) in accounts payable and accrued
               liabilities                                                  786,863      (1,319,233)        828,792
          Increase (decrease) in payables to affiliates                    (145,950)        134,351          12,045
          Decrease in rents received in advance                             (68,546)       (362,602)        (83,471)
                                                                       ------------    ------------    ------------

Net cash provided by operating activities                                12,042,949       9,455,370      16,905,721
                                                                       ------------    ------------    ------------

Cash flows from financing activities:
    Proceeds from discounted lease rentals                                     --           896,890         205,734
    Principal payments on discounted lease rentals                       (3,701,426)     (5,187,197)    (10,141,287)
    Redemptions of Class A limited partnership units                           --           (19,963)        (41,553)
    Distributions to partners                                            (8,267,835)     (7,997,578)     (5,269,691)
                                                                       ------------    ------------    ------------
Net cash used in by financing activities                                (11,969,261)    (12,307,848)    (15,246,797)
                                                                       ------------    ------------    ------------


Netb increase (decrease) in cash and cash equivalents                        73,688      (2,852,478)      1,658,924
Cash and cash equivalents at beginning of year                            1,529,900       4,382,378       2,723,454
                                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year                               $  1,603,588    $  1,529,900    $  4,382,378
                                                                       ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                             2001         2000         1999
                                                                             ----         ----         ----
Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                            $  551,421   $  860,742   $  651,468
Supplemental disclosure of noncash investing and financing activities:
    Discounted lease rentals assumed in equipment acquisitions                 --      3,719,626    6,645,920
Discounted lease rentals for bankrupt lessee written-off
    as uncollectible                                                           --           --         57,104
Rents deducted from cash paid for equipment acquisitions                       --          1,502         --
Miscellaneous deduction from equipment acquisitions                            --          7,988         --

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       Organization

       Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated between 2002 and 2003. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values, as discussed below. Actual results could differ from those estimates.

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

       Financial Reporting - Profits and Losses
       ----------------------------------------

       For financial reporting purposes, net income (loss) is allocated to the partners in a manner consistent with the allocation of cash distributions.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       Recently Issued Financial Accounting Standards

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" which requires the purchase method and eliminates the option of using the pooling-of-interests method of accounting for all business combinations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

       In July 2001, FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" which requires that all intangible assets acquired, other than those acquired in business combination, be initially recognized and measured based on the asset's fair value. In addition, the intangible asset should be amortized based upon its useful life. If the intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life can be determined. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

       In June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations", effective for the Partnership on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

       In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for the Partnership on January 1, 2002. SFAS No. 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Partnership does not believe the adoption of this statement will have a material impact on the Partnership's financial position, results of operations or cash flows.

       Long-Lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating lease and identifiable intangibles held by the Partnership, is

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net cash flows at an appropriate discount rate.


       Lease Accounting

       Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "non-recourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

       The Partnership's accounting methods and their financial reporting effects are described below.

       Net Investment in Direct Finance Leases ("DFLs")

       The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheet. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying Statements of Operations. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

       Equipment on Operating Leases ("OLs")

       The cost of equipment, including acquisition fees paid to the general partner, is recorded as leased equipment in the accompanying balance sheets and is depreciated on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. Leasing revenue consists principally of monthly rents and is recognized as operating lease rentals in the accompanying Statements of Operations. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant ___ information and circumstances regarding the equipment and the lessee. Because revenue, depreciation expense and the resultant profit margin before interest expense are recorded on a straight-line basis, and interest expense on discounted lease rentals (discussed below) is recorded on the interest method, lower returns are realized in the early years of the term of an OL and higher returns in later years.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       ----------------------------------------------------------------------

       Transactions Subsequent to Initial Lease Termination

       After the initial term of equipment under lease expires, the equipment is either sold or re-leased to the existing lessee or another third party. The remaining net book value of equipment sold is removed and gain or loss recorded when equipment is sold. The accounting for re-leased equipment is consistent with the accounting described under "Net Investment in Direct Finance Leases" and "Equipment on Operating Leases" discussed above.

       Income Taxes

       No provision for income taxes has been made in the financial statements since taxable income or loss is recorded in the tax return of the individual partners.

       Cash Equivalents

       The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,595,000 and $1,518,000 at December 31, 2001 and 2000, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

       Net Income (Loss) Per Class A Limited Partner Unit

       Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

2.     Net Investment in Direct Finance Leases
       ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, 2001 and 2000 were:

                                                                                     2001            2000
                                                                                ------------    ------------

       Minimum lease payments receivable                                        $  2,361,398    $  2,559,381
       Estimated residual values                                                     347,924         415,146
       Unearned income                                                              (361,242)       (442,880)
                                                                                ------------    ------------
              Total                                                             $  2,348,080    $  2,531,647
                                                                                ============    ============

3.     Leased Equipment, net

       The Partnership's investment in equipment on operating leases by major classes as of December 31, 2001 and 2000 were:

                                                                                     2001            2000
                                                                                ------------    ------------

       Transportation and industrial equipment                                  $ 18,969,709    $ 23,664,000
       Computers and peripherals                                                   6,637,647      12,608,284
       Furniture, fixtures and equipment                                           7,680,409      14,634,573
       Other                                                                       1,667,539       2,292,590
                                                                                ------------    ------------
                                                                                  34,955,304      53,199,447
       Accumulated depreciation                                                  (19,836,044)    (25,923,040)
                                                                                ------------    ------------
                                                                                $ 15,119,260    $ 27,276,407
                                                                                ============    ============

       Depreciation expense for 2001, 2000 and 1999 was $8,531,511, $10,923,830 and $12,284,633, respectively.

4.     Future Minimum Lease Payments
       -----------------------------

       Future minimum lease payments receivable from noncancelable leases as of December 31, 2001 are:

Years Ending December 31,        Direct Finance Leases         Operating Leases
-------------------------        ---------------------         ----------------

        2002                        $  1,105,824                   $ 5,520,984
        2003                             741,818                     2,582,258
        2004                             493,696                     1,278,176
        2005                              20,060                       127,781
        Thereafter                             -                         7,139
                                    ------------                   -----------
                 Total              $  2,361,398                   $ 9,516,338
                                    ============                   ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.     Discounted Lease Rentals
       ------------------------

       Discounted lease rentals outstanding at December 31, 2001 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such non-recourse obligations are:

          Years Ending December 31,
          -------------------------

                  2002                      $ 2,494,519
                  2003                        1,590,734
                  2004                          876,433
                  2005                           23,379
                                            -----------
                          Total             $ 4,985,065
                                            ===========

6.     Transactions With the General Partner and Affiliates
       ----------------------------------------------------

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner receives a fee equal to 3.5% of the sales price of equipment sold to the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2001. Origination and evaluation fees totaled approximately $385,000 and $415,000 in 2000 and 1999, respectively, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

       Management Fees Paid to General Partner
       ---------------------------------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $245,000, $318,000, and $349,000 during 2001, 2000 and 1999, respectively.

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $216,000, $84,000, and $136,000 of direct services from the general partner during 2001, 2000 and 1999, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.     Transactions With the General Partner and Affiliates, continued
       ----------------------------------------------------

       Equipment Purchases
       -------------------

       The Partnership did not purchase any equipment during 2001. The Partnership purchased equipment from CAII, with a total purchase price of approximately $11,649,000 and $13,583,000 (including approximately $3,720,000 and $6,646,000 of discounted lease rentals) during 2000 and 1999, respectively. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $49,000 and $195,000 during 2001 and 2000, respectively, consists of $19,000 for management fees paid to the general partner, $9,000 for reimbursable general and administrative expenses and $21,000 for direct services from general partner for 2001; and $24,000 for management fees paid to general partner and $171,000 for reimbursable general and administrative expenses for 2000.

7.     Tax Information (Unaudited)
       ---------------------------

       The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                         2001           2000           1999
                                                     ------------   -----------    ------------

Net income (loss) per financial statements           $  (366,977)   $   473,136    $ 2,200,668
Direct finance leases                                  1,417,606      1,169,570      1,875,238
Depreciation                                          (1,273,495)    (1,712,124)    (1,555,692)
Provision for losses                                   1,615,750      2,232,122      1,990,315
Gain (loss) on sale of equipment                        (221,757)       222,475        550,629
Other                                                     71,179       (577,061)      (124,300)
                                                     -----------    -----------    -----------
Partnership income for federal income tax purposes   $ 1,242,306    $ 1,808,118    $ 4,936,858
                                                     ===========    ===========    ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.     Tax Information (Unaudited), continued
       --------------------------------------

       The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                         2001            2000            1999
                                                    ------------    ------------    ------------

Partners' capital per financial statements          $ 13,008,213    $ 21,780,214    $ 29,535,055
Commissions and offering costs                         7,184,603       7,184,603       7,184,603
Direct finance leases                                 11,622,899      10,205,293       9,035,723
Depreciation                                         (22,127,010)    (20,853,515)    (19,141,391)
Provision for losses                                   7,663,186       6,047,436       3,815,314
Gain on sale of equipment                                    615         222,372             897
Other                                                    307,319         235,138         818,080
                                                    ------------    ------------    ------------
Partners' capital for federal income tax purposes   $ 17,659,825$     24,822,541    $ 31,248,281
                                                    ============    ============    ============

8.     Concentration of Credit Risk
       ----------------------------

       Approximately 67% of the Partnership's total equipment under lease was leased to investment grade companies as of December 31, 2001. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of non-recourse debt financing of future lease rentals, as described above.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

       The Partnership leases equipment to a significant number of lessees. One lessee and its affiliates accounted for more than 13% of total revenue of the Partnership during 2001.

                          Independent Auditor's Report
                          ----------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 22, 2002, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001 as contained in the Partnership's annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/KPMG LLP
                                          -----------
                                          KPMG LLP

Denver, Colorado
March 22, 2002

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999


COLUMN A                       COLUMN B     COLUMN C      COLUMN D      COLUMN E
--------                       --------     --------      --------      --------
                              Balance at    Additions                   Balance
                               Beginning   Charged to                   at End
Classification                of Period     Expenses    Deductions(1)  of Period
--------------                ----------    --------    -----------    ---------

       2001
       ----

Allowance for losses:
 Accounts receivable            $ 117,000    $ 300,000    $ (47,789)   $ 369,211


       2000
       ----

Allowance for losses:
 Accounts receivable            $  10,000    $ 107,000    $    --      $ 117,000
 Receivable from affiliates       300,000        --       (300,000)        --
                                ---------    ---------    ---------    ---------
                                $ 310,000    $ 107,000    $(300,000)   $ 117,000
                                =========    =========    =========    =========

       1999
       ----

Allowance for losses:
 Accounts receivable            $  10,000    $    --      $    --      $  10,000
 Receivable from affiliates          --        300,000         --        300,000
                                ---------    ---------    ---------    ---------
                                $  10,000    $ 300,000    $    --      $ 310,000
                                =========    =========    =========    =========



(1) Principally charge-offs against the established allowances or amounts transferred from other accounts.

                  See accompanying independent auditor's report

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          ---------------------

None.

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing IV Corporation

                    Name                  Positions Held
                    ----                  --------------

              John F. Olmstead            President and Director


John F. Olmstead, age 58, is President of Mishawaka Leasing Co., Inc. since its formation in September 2000. He was Senior Vice President of CAI from December, 1988 until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Item 11. Executive Compensation
         ----------------------

No compensation was paid by the Partnership to the officers and directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2001.

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

          CAI Equipment Leasing IV Corp. is the general partner.

          The names and addresses of the general partner and the Class B limited partner are as follows:

Item 12. Security Ownership of Certain Beneficial Owners and Management,
         --------------------------------------------------------------
         continued


              General Partner
              ---------------

              CAI Equipment Leasing IV Corp.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

              Class B Limited Partner
              -----------------------

              Mishawaka Leasing Company, Inc.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

       (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2001.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2001:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled approximately $245,000 for 2001.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled approximately $216,000 during 2001.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $84,050 and $84,050, respectively, for 2001. Distributions and net loss allocated to the Class B limited partner totaled $35,000 and $ (4,511), respectively, for 2001.

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

       (a)
       and
       (d)    The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

              2.     Financial Statement Schedule: (Incorporated by reference to
                     Item 8 of this Report, "Financial Statements and Supplementary Data").


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

       (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

Dated:  April 11, 2002               Capital Preferred Yield Fund-III, L.P.

                                     By: CAI Equipment Leasing IV Corporation

                                     By:
                                         -------------------------------------
                                         Joseph F. Bukofski
                                         Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 11, 2002.

Signature                           Title
---------                           -----



John F. Olmstead                    President and Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2002               Capital Preferred Yield Fund-III, L.P.

                                     By:  CAI Equipment Leasing IV Corporation

                                     By:  /s/Joseph F. Bukofski
                                          ------------------------------------
                                          Joseph F. Bukofski
                                          Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on April 11, 2002.

Signature                            Title
---------                            -----

/s/John F. Olmstead
-------------------
John F. Olmstead                    President and Director