Form 10-Q
period 2002-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2002-05-21
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended           March 31, 2002
                              -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                       to
                               ----------------------

Commission file number             33-44158
                      ----------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              84-1248907
   ----------------------------                              -------------------
   (State of organization)                                   (I.R.S. Employer
                                                             Identification No.)
     2750 South Wadsworth, C-200
          Denver, Colorado                                         80227
----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                            -------------

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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2002


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 2002 and December 31, 2001            3

              Statements of Income - Three Months Ended
              March 31, 2002 and 2001                                          4

              Statements of Cash Flows - Three Months Ended
              March 31, 2002 and 2001                                          5

              Notes to Financial Statements                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12



PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                13

              Exhibit Index                                                   14

              Signature                                                       15

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                              March 31,   December 31,
                                                                2002          2001
                                                            -----------   -----------
                                                             (Unaudited)

Cash and cash equivalents                                   $ 1,611,472   $ 1,603,588
Accounts receivable                                             526,672     1,257,040
Equipment held for sale or re-lease                             322,513       349,333
Net investment in direct finance leases                       2,113,623     2,348,080
Leased equipment, net                                        12,660,423    15,119,260
                                                            -----------   -----------

Total assets                                                $17,234,703   $20,677,301
                                                            ===========   ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $ 1,064,199   $ 1,805,041
    Payables to affiliates                                       63,986        48,806
    Rents received in advance                                    40,205        40,205
    Distributions payable to partners                           442,722       789,971
    Discounted lease rentals                                  4,264,907     4,985,065
                                                            -----------   -----------

Total liabilities                                             5,876,019     7,669,088
                                                            -----------   -----------

Partners' capital:
    General partner                                                --            --
    Limited partners:
          Class A                                            11,080,497    12,719,270
          Class B                                               278,187       288,943
                                                            -----------   -----------

Total partners' capital                                      11,358,684    13,008,213
                                                            -----------   -----------

Total liabilities and partners' capital                     $17,234,703   $20,677,301
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                            -----------------------
                                               2002         2001
                                            ----------   ----------
Revenue:
  Operating lease rentals                   $2,210,975   $2,841,741
  Direct finance lease income                   69,326      112,183
  Equipment sales margin                        63,977       97,844
  Interest income                                6,531       15,320
                                            ----------   ----------

Total revenue                                2,350,809    3,067,088
                                            ----------   ----------

Expenses:
  Depreciation                               1,685,271    2,278,308
  Management fees to general partner            50,943       65,093
  Direct services from general partner          65,631       41,893
  General and administrative                   118,020      287,431
  Interest on discounted lease rentals          99,973      201,994
  Provision for losses                          75,000       50,000
                                            ----------   ----------

Total expenses                               2,094,838    2,924,719
                                            ----------   ----------

Net income                                  $  255,971   $  142,369
                                            ==========   ==========

Net income allocated:
  To the general partner                    $   19,055   $   12,638
  To the Class A limited partners              234,547      128,434
  To the Class B limited partner                 2,369        1,297
                                            ----------   ----------

                                            $  255,971   $  142,369
                                            ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.48   $     0.26
                                            ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,184
                                            ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       --------------------------
                                                           2002           2001
                                                       -----------    -----------

Net cash provided by operating activities              $ 2,980,790    $ 2,298,291
                                                       -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals       (720,158)    (1,011,807)
     Distributions to partners                          (2,252,748)    (1,593,673)
                                                       -----------    -----------
Net cash used in financing activities                   (2,972,906)    (2,605,480)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents         7,884       (307,189)
Cash and cash equivalents at beginning of period         1,603,588      1,529,900
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,611,472    $ 1,222,711
                                                       ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals         $    99,973    $   201,994

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2001 was derived from the audited financial statements included in the Partnership's 2001 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission.

     Recently Issued Financial Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The Partnership does not believe the adoption of SFAS 145 will have a material impact on the Partnership's financial position, results of operations or cash flows.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2002, management fees of $18,094 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2002, direct services from the General Partner of $22,795 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. At March 31, 2002, general and administrative costs of $23,097 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                              Three Months
                                             Ended March 31,
                                       ---------------------------
                                          2002             2001            Change
                                       ----------       ----------       ----------

Leasing margin                         $ 495,057        $ 473,622        $  21,435
Equipment sales margin                    63,977           97,844          (33,867)
Interest income                            6,531           15,320           (8,789)
Management fees to general partner       (50,943)         (65,093)          14,150
Direct services from general partner     (65,631)         (41,893)         (23,738)
General and administrative              (118,020)        (287,431)         169,411
Provision for losses                     (75,000)         (50,000)         (25,000)
                                       ---------        ---------        ---------
  Net income                           $ 255,971        $ 142,369        $ 113,602
                                       =========        =========        =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e. re-leased, renewed or sold) is generally decreasing. As a result, both the size of the Partnership's portfolio and the amount of total revenue are decreasing ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                      Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                   2002                2001
                                               ------------        -----------

Operating lease rentals                        $ 2,210,975         $ 2,841,741
Direct finance lease income                         69,326             112,183
Depreciation                                    (1,685,271)         (2,278,308)
Interest expense on discounted lease rentals       (99,973)           (201,994)
                                               -----------         -----------

   Leasing margin                              $   495,057         $   473,622
                                               ===========         ===========

   Leasing margin ratio                                 22%                 16%
                                               ===========         ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

The components of leasing margin decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of portfolio runoff.

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin ratio increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily as a result of the maturation of operating leases in the Partnership's portfolio.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                    Three Months Ended
                                         March 31,
                                ---------------------------
                                   2002            2001
                                ----------       ----------

Equipment sales revenue         $ 854,422        $ 698,436
Cost of equipment sales          (790,445)        (600,592)
                                ---------        ---------
   Equipment sales margin       $  63,977        $  97,844
                                =========        =========

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

Expenses

Management fees paid to the General Partner decreased for the three months ended March 31, 2002 as compared to the corresponding period in 2001 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

Direct services from the General Partner increased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to an increase in management's efforts to collect receivables owed to the partnership.

General and administrative expenses decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily because the three month period during 2001 included a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses of $75,000 recorded during the three months ended March 31, 2002 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated.

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

During the three months ended March 31, 2002, the Partnership declared distributions to the Class A limited partners of $1,873,320 ($443,942 of which was paid during April 2002). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution which exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2002, to (1) meet current operating requirements, (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic purposes.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

New Accounting Pronouncements
-----------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The Partnership does not believe the adoption of SFAS 145 will have a material impact on the Partnership's financial position, results of operations or cash flows.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2001 Form 10-K when and where applicable.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Item No.                                                           Exhibit Index

No exhibits were filed with this Form 10-Q.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-III, L.P.

                                         By:  CAI Equipment Leasing IV Corp.


Dated:  May 22, 2002                By:  /s/Joseph F. Bukofski
                                         ---------------------
                                         Joseph F. Bukofski
                                         Chief Accounting Officer

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated:  May 22, 2002                 By:
                                          ----------------
                                          Joseph F. Bukofski
                                          Chief Accounting Officer