Form 10-Q
period 2002-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2002-08-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 30, 2002
                              --------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from                          to
                               -------------------------

Commission file number                            33-44158
                       -----------------------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       84-1248907
----------------------------                -----------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

       2750 South Wadsworth, C-200
          Denver, Colorado                                              80227
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code (720) 963-9600
                                                           ---------------

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

                        Exhibit Index appears on Page 14

                               Page 1 of 15 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2002


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1. Financial Statements (Unaudited)

             Balance Sheets - June 30, 2002 and December 31, 2001              3

             Statements of Income - Three and Six Months Ended
             June 30, 2002 and 2001                                            4

             Statements of Cash Flows - Six Months Ended
             June 30, 2002 and 2001                                            5

             Notes to Financial Statements                                   6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       12



PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

                  Exhibit Index                                               14

                  Signature                                                   15

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS


                                     ASSETS

                                                        June 30,     December 31,
                                                          2002           2001
                                                          ----           ----
                                                       (Unaudited)
Cash and cash equivalents                             $ 1,553,250    $ 1,603,588
Accounts receivable                                       184,495      1,257,040
Equipment held for sale or re-lease                       370,596        349,333
Net investment in direct finance leases                 1,866,794      2,348,080
Leased equipment, net                                  10,963,354     15,119,260
                                                      -----------    -----------

Total assets                                          $14,938,489    $20,677,301
                                                      ===========    ===========

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities          $ 1,046,043    $ 1,805,041
    Payables to affiliates                                 42,181         48,806
    Rents received in advance                              40,206         40,205
    Distributions payable to partners                     581,908        789,971
    Discounted lease rentals                            3,615,736      4,985,065
                                                      -----------    -----------

Total liabilities                                       5,326,074      7,669,088
                                                      -----------    -----------

Partners' capital:
    General partner                                          --             --
    Limited partners:
          Class A                                       9,343,457     12,719,270
          Class B                                         268,958        288,943
                                                      -----------    -----------

Total partners' capital                                 9,612,415     13,008,213
                                                      -----------    -----------

Total liabilities and partners' capital               $14,938,489    $20,677,301
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                            -----------------------   ----------------------
                                               2002         2001         2002         2001
                                            ----------   ----------   ----------   ----------
Revenue:
  Operating lease rentals                   $2,129,512   $2,681,632   $4,340,487   $5,523,373
  Direct finance lease income                   59,942       73,236      129,268      185,419
  Equipment sales margin                       216,604      255,380      280,581      353,224
  Interest income                                6,189       14,881       12,720       30,201
                                            ----------   ----------   ----------   ----------

Total revenue                                2,412,247    3,025,129    4,763,056    6,092,217
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                               1,474,127    2,046,709    3,159,398    4,325,016
  Management fees to general partner            47,642       66,766       98,585      131,859
  Direct services from general partner          67,361       43,319      132,992       85,212
  General and administrative                   184,907      165,392      302,927      452,823
  Interest on discounted lease rentals          81,976      136,658      181,949      338,652
  Provision for losses                         145,000      425,000      220,000      475,000
                                            ----------   ----------   ----------   ----------

Total expenses                               2,000,013    2,883,844    4,095,851    5,808,562
                                            ----------   ----------   ----------   ----------

Net income                                  $  411,234   $  141,285   $  667,205   $  283,655
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $   21,575   $   25,741   $   40,630   $   38,378
  To the Class A limited partners              385,763      114,393      620,310      242,825
  To the Class B limited partner                 3,896        1,151        6,265        2,452
                                            ----------   ----------   ----------   ----------

                                            $  411,234   $  141,285   $  667,205   $  283,655
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.79   $     0.23   $     1.26   $     0.49
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011      491,011      491,011
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financialstatements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.,

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                          2002           2001
                                                          ----           ----

Net cash provided by operating activities             $ 5,590,053    $ 5,579,411
                                                      -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals    (1,369,329)    (2,157,819)
     Distributions to partners                         (4,271,062)    (3,476,744)
                                                      -----------    -----------
Net cash used in financing activities                  (5,640,391)    (5,634,563)
                                                      -----------    -----------

Net decrease in cash and cash equivalents                 (50,338)       (55,152)
Cash and cash equivalents at beginning of period        1,603,588      1,529,900
                                                      -----------    -----------

Cash and cash equivalents at end of period            $ 1,553,250    $ 1,474,748
                                                      ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals        $   181,949    $   338,652
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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At June 30, 2002, management fees of $14,928 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At June 30, 2002, direct services from the General Partner of $24,043 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. At June 30, 2002, general and administrative costs of $3,210 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                      Three Months                                  Six Months
                                                      Ended June 30,                              Ended June 30,
                                       ------------------------------------------   ------------------------------------------
                                            2002           2001         Change          2002           2001          Change
                                       -----------    -----------    ------------   -----------    ------------   ------------
Leasing margin                         $   633,351    $   571,501    $    61,850    $ 1,128,408    $ 1,045,124    $    83,284
Equipment sales margin                     216,604        255,380        (38,776)       280,581        353,224        (72,643)
Interest income                              6,189         14,881         (8,692)        12,720         30,201        (17,481)
Management fees to general partner         (47,642)       (66,766)        19,124        (98,585)      (131,859)        33,274
Direct services from general partner       (67,361)       (43,319)       (24,042)      (132,992)       (85,212)       (47,780)
General and administrative                (184,907)      (165,392)       (19,515)      (302,927)      (452,823)       149,896
Provision for losses                      (145,000)      (425,000)       280,000       (220,000)      (475,000)       255,000
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   411,234    $   141,285    $   269,949    $   667,205    $   283,655    $   383,550
                                       ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation period, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e. re-leased, renewed or sold) is generally decreasing. As a result, both the size of the Partnership's portfolio and the amount of total revenue are decreasing ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                       Three Months                     Six Months
                                                      Ended June 30,                  Ended June 30,
                                               ---------------------------     ---------------------------
                                                   2002            2001            2002            2001
                                               -----------     -----------     -----------     -----------

Operating lease rentals                        $ 2,129,512     $ 2,681,632     $ 4,340,487     $ 5,523,373
Direct finance lease income                         59,942          73,236         129,268         185,419
Depreciation                                    (1,474,127)     (2,046,709)     (3,159,398)     (4,325,016)
Interest expense on discounted lease rentals       (81,976)       (136,658)       (181,949)       (338,652)
                                               -----------     -----------     -----------     -----------

   Leasing margin                              $   633,351     $   571,501     $ 1,128,408     $ 1,045,124
                                               ===========     ===========     ===========     ===========

   Leasing margin  ratio                                29%             21%             25%             18%
                                                       ===              ==              ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued


The components of leasing margin decreased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily as a result of portfolio runoff.

Leasing margin ratio will vary due to changes in the portfolio, including, among other things, the mix of operating leases versus direct finance leases, the average maturity of leases comprising the portfolio, the average residual value of leased assets in the portfolio, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio increased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily as a result of operating leases in the Partnership's portfolio being in the latter stages of their lease terms. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. Leasing margin ratio for an operating lease financed with non-recourse debt increases during the term of the lease since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended           Six Months Ended
                                      June 30,                     June 30,
                            ---------------------------   --------------------------
                                 2002          2001           2002           2001
                            ------------   ------------   ------------   -----------
Equipment sales revenue     $   310,482    $   958,427    $ 1,164,903    $ 1,656,864
Cost of equipment sales         (93,878)      (703,047)      (884,322)    (1,303,640)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   216,604    $   255,380    $   280,581    $   353,224
                            ===========    ===========    ===========    ===========

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation period (as defined in the Partnership Agreement). Initial leases are expiring and the equipment is either being re-leased or sold to the lessee or a third party. Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the General Partner decreased for the three and six months ended June 30, 2002 as compared to the corresponding period in 2001 primarily due to portfolio run-off. Management fees are calculated as a percentage of rents collected.

Direct services from the General Partner increased for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the partnership.

General and administrative expenses decreased for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily because the six month period during 2001 included a one-time charge for software and computer equipment related to a change in the ownership of the General Partner.

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

The provision for losses of $145,000 and $220,000 recorded during the three and six months ended June 30, 2002 related primarily to lower of cost or market write downs of equipment in inventory in addition to residual value write downs of leased equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents, interest income, and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2002, the Partnership declared distributions to the Class A limited partners of $3,996,120 ($571,915 of which was paid during July 2002). A substantial portion of such distributions is expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2002.

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



                                         CAPITAL PREFERRED YIELD FUND-III, L.P.

                                         By: CAI Equipment Leasing IV Corp.


Dated:  August 14, 2002                  By: /s/Joseph F. Bukofski
                                             ------------------------
                                             Joseph F. Bukofski
                                             Chief Accounting Officer

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated:  August 14, 2002                   By:
                                               Joseph F. Bukofski
                                               Chief Accounting Officer