Form 10-Q
period 2002-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2002-11-15
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2002
                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from               to
                              --------------
Commission file number                       33-44158
                         --------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        84-1248907
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

      2750 South Wadsworth, C-200
          Denver, Colorado                                              80227
          ----------------                                              -----
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

                        Exhibit Index appears on Page 15

                               Page 1 of 18 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2002


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - September 30, 2002 and December 31, 2001      3

              Statements of Operations - Three and Nine Months Ended
              September 30, 2002 and 2001                                    4

              Statements of Cash Flows - Nine Months Ended
              September 30, 2002 and 2001                                    5

              Notes to Financial Statements                                6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

     Item 4.  Controls and Procedures                                        13


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              14

     Item 6.  Exhibits and Reports on Form 8-K                               14

              Signatures                                                     16

              Certifications                                              17-18

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                September 30,     December 31,
                                                     2002             2001
                                                ------------      ------------
                                                 (Unaudited)

Cash and cash equivalents                       $ 1,325,843       $ 1,603,588
Accounts receivable                                 109,380         1,257,040
Equipment held for sale or re-lease                 105,738           349,333
Net investment in direct finance leases           1,601,179         2,348,080
Leased equipment, net                             9,561,510        15,119,260
                                                -----------       -----------

Total assets                                    $12,703,650       $20,677,301
                                                ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities    $ 1,005,229       $ 1,805,041
    Payables to affiliates                           46,955            48,806
    Rents received in advance                       165,623            40,205
    Distributions payable to partners               409,258           789,971
    Discounted lease rentals                      2,967,234         4,985,065
                                                -----------       -----------

Total liabilities                                 4,594,299         7,669,088
                                                -----------       -----------

Partners' capital:
    General partner                                    --                --
    Limited partners:
          Class A                                 7,844,093        12,719,270
          Class B                                   265,258           288,943
                                                -----------       -----------

Total partners' capital                           8,109,351        13,008,213
                                                -----------       -----------

Total liabilities and partners' capital         $12,703,650       $20,677,301
                                                ===========       ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended            Nine Months Ended
                                                          September 30,                  September 30,
                                                   --------------------------    --------------------------
                                                       2002           2001           2002           2001
                                                       ----           ----           ----           ----
Revenue:
  Operating lease rentals                          $ 1,806,509    $ 2,794,892    $ 6,146,996    $ 8,318,265
  Direct finance lease income                           58,417         85,587        187,685        271,006
  Equipment sales margin                                69,316         23,446        349,897        376,670
  Interest income                                        4,719         10,235         17,439         40,436
                                                   -----------    -----------    -----------    -----------

Total revenue                                        1,938,961      2,914,160      6,702,017      9,006,377
                                                   -----------    -----------    -----------    -----------

Expenses:
  Depreciation                                       1,284,242      2,473,903      4,443,640      6,798,919
  Management fees to general partner                    42,188         61,918        140,772        193,777
  Direct services from general partner                  67,955         69,389        200,946        154,601
  General and administrative                            94,067         71,162        396,994        523,984
  Interest on discounted lease rentals                  66,623         46 905        248,572        385,556
  Provision for losses                                 300,500        565,000        520,500      1,040,000
                                                   -----------    -----------    -----------    -----------

Total expenses                                       1,855,575      3,288,277      5,951,424      9,096,837
                                                   -----------    -----------    -----------    -----------

Net income (loss)                                  $    83,386    $  (374,117)   $   750,593    $   (90,460)
                                                   ===========    ===========    ===========    ===========
Net income (loss) allocated:
  To the general partner                           $    15,865    $    21,680    $    56,495    $    60,057
  To the Class A limited partners                       66,846       (391,839)       687,156       (149,012)
  To the Class B limited partner                           675         (3,958)         6,942         (1,505)
                                                   -----------    -----------    -----------    -----------

                                                   $    83,386    $  (374,117)   $   750,593    $   (90,460)
                                                   ===========    ===========    ===========    ===========

  Net income (loss) per weighted average Class A
       limited partner unit outstanding            $      0.14    $     (0.80)   $      1.40    $     (0.30)
                                                   ===========    ===========    ===========    ===========

  Weighted average Class A limited
    partner units outstanding                          491,011        491,011        491,011        491,011
                                                   ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.,

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                            -------------

                                                         2002           2001
                                                         ----           ----

Net cash provided by operating activities            $ 7,770,248    $ 9,010,172
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals   (2,017,831)    (3,003,885)
     Distributions to partners                        (6,030,162)    (5,399,126)
                                                     -----------    -----------
Net cash used in financing activities                 (8,047,993)    (8,403,011)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (277,745)       607,161
Cash and cash equivalents at beginning of period       1,603,588      1,529,900
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,325,843    $ 2,137,061
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals       $   248,572    $   385,556
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

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At September 30, 2002, management fees of $14,831 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At September 30, 2002, direct services from the General Partner of $23,750 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. At September 30, 2002, general and administrative costs of $8,374 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                   Three Months Nine Months                          Nine Months
                                                     Ended September 30,                         Ended September 30,
                                       ------------------------------------------   ------------------------------------------
                                            2002           2001          Change          2002            2001          Change
                                            ----           ----          ------          ----            ----          ------
Leasing margin                         $   514,061    $   359,671    $   154,390    $ 1,642,469    $ 1,404,796    $   237,673
Equipment sales margin                      69,316         23,446         45,870        349,897        376,670        (26,773)
Interest income                              4,719         10,235         (5,516)        17,439         40,436        (22,997)
Management fees to general partner         (42,188)       (61,918)        19,730       (140,772)      (193,777)        53,005
Direct services from general partner       (67,955)       (69,389)         1,434       (200,946)      (154,601)       (46,345)
General and administrative                 (94,067)       (71,162)       (22,905)      (396,994)      (523,984)       126,990
Provision for losses                      (300,500)      (565,000)       264,500       (520,500)    (1,040,000)       519,500
                                       -----------    -----------    -----------    -----------    -----------        -------
  Net income (loss)                    $    83,386    $  (374,117)   $   457,503    $   750,593    $   (90,460)   $   841,053
                                       ===========    ===========    ===========    ===========    ===========    ===========


The Partnership is in its liquidation period, as defined in the Partnership Agreement, and is not purchasing additional equipment. Furthermore, initial leases are expiring and the amount of equipment being remarketed (i.e. re-leased, renewed or sold) is generally decreasing. As a result, both the size of the Partnership's portfolio and the amount of total revenue are decreasing ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                       Three Months                     Nine Months
                                                    Ended September 30,             Ended September 30,
                                               ----------------------------    ----------------------------
                                                    2002            2001            2002            2001
                                                    ----            ----            ----            ----
Operating lease rentals                        $ 1,806,509     $ 2,794,892     $ 6,146,996     $ 8,318,265
Direct finance lease income                         58,417          85,587         187,685         271,006
Depreciation                                    (1,284,242)     (2,473,903)     (4,443,640)     (6,798,919)
Interest expense on discounted lease rentals       (66,623)        (46,905)       (248,572)       (385,556)
                                               -----------     -----------     -----------     -----------

   Leasing margin                              $   514,061     $   359,671     $ 1,642,469     $ 1,404,796
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 28%             12%             26%             16%
                                                        ==              ==              ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Nearly all components of leasing margin decreased for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily as a result of portfolio runoff.

Leasing margin ratio varies due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin ratio increased for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily as a result of an increase in both a) the average maturity of operating leases in the Partnership's portfolio, and b) the percentage of leases being remarketed. Leasing margin ratio for a direct finance lease is fixed over the term of the lease. However, leasing margin ratio for an operating lease financed with non-recourse debt increases as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related non-recourse debt principle is repaid. Leasing margin is generally higher as leases enter their remarketing stage because the rate of return on remarketed leases is generally higher.

The ultimate rate of return on leases depends, in part; on interest rates at the time the leases are originated, as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets).

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                            ---------------------------   ---------------------------
                                 2002           2001           2002           2001
Equipment sales revenue     $   174,696    $    46,528    $ 1,339,599    $ 1,703,392
Cost of equipment sales        (105,380)       (23,082)      (989,702)    (1,326,722)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $    69,316    $    23,446    $   349,897    $   376,670
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

Expenses

Management fees paid to the General Partner are calculated as a percentage of rents collected and decreased for the three and nine months ended September 30, 2002 as compared to the corresponding period in 2001 primarily due to portfolio run-off.

Direct services from the General Partner increased for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the partnership.

General and administrative expenses decreased for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 primarily because the nine month period during 2001 included a) a one-time charge for software and computer equipment, and b) charges for data processing and a computer system conversion, all of which were related to a change in the ownership of the General Partner.

Provision for Losses

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to the termination of the initial lease) is reported with equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease the equipment. The nature of the Partnership's leasing activities is such that it has credit and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual values of its assets to identify any other-than-temporary declines in value that, if any, are also recorded as provision for losses.

The provision for losses of $300,500 and $520,500 recorded during the three and nine months ended September 30, 2002 related primarily to lower of cost or market write downs of equipment in inventory in addition to residual value write downs of leased equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment and initial leases are expiring. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the nine months ended September 30, 2002, the Partnership declared distributions to the Class A limited partners of $5,562,330 ($405,360 of which was paid during October 2002). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.


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

Item 4.    Controls and Procedures

Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the General Partner's management, including the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                Index to Exhibits

 Exhibit
 Number    Description
 ------    -----------

 * 99.1    Certification by John F. Olmstead pursuant to 18 U.S.C. Section
           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * 99.2 Certification by Joseph F. Bukofski pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 *  Filed herewith

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CAPITAL PREFERRED YIELD FUND-III, L.P.

                                By: CAI Equipment Leasing IV Corp.


Dated: November 14, 2002        By: /s/John F. Olmstead
                                    -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By:      CAI Equipment Leasing IV Corp.


Dated: November 14, 2002        By: /s/Joseph F. Bukofski
                                    ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

                                  CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

         1. I have reviewed this report on Form 10-Q of the Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

                  6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/John F. Olmstead
                                          -------------------
                                            John F. Olmstead
                                         President and Director
                                      (Principal Executive Officer)
                                             November 14, 2002

                                  CERTIFICATION

         I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

         1. I have reviewed this report on Form 10-Q of the Partnership;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

         4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

         6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                  /s/Joseph F. Bukofski
                                  ---------------------
                                    Joseph F. Bukofski
                                 Chief Accounting Officer
                       (Principal Accounting and Financial Officer)
                                     November 14, 2002