Form 10-K
period 2002-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2003-03-27
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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


                        Exhibit Index Appears on Page 36

                               Page 1 of 41 Pages

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

Capital Associates International, Inc. ("CAII"), a wholly owned subsidiary of CAI, was the Class B limited partner of the Partnership prior to September 12, 2000. In exchange for its Class B limited partner interest, CAII contributed $500,000 (i.e., $10,000 for each $1,000,000 contribution to the Partnership made by the Class A limited partners) to the Partnership making it the largest single investor in the Partnership. The contributions of CAII were made simultaneously with the purchase of equipment by the Partnership. MLC became the Class B limited partner as of September 12, 2000.

The Partnership's overall investment objectives are to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ended approximately June 30, 2000); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner during the liquidation period (within approximately four years of the end of the reinvestment period) and promptly distribute cash from sales thereof to the partners.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment generally comprises material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others. The Partnership entered its liquidation period, as defined in the Partnership Agreement, in July 2000. During the liquidation period, purchases of equipment ceased (other than for prior commitments and equipment upgrades). The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2011. However, the general partner anticipates that all equipment will be sold and the Partnership liquidated prior to that date.

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. The proceeds of this nonrecourse debt financing will be utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

        --------

The Partnership leases equipment to investment grade lessees in diverse industries including the financial services, retail, telecommunications, energy and manufacturing industries. The majority of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse debt financing of future lease rentals, as described above.

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

The Partnership has no employees. Prior to September 12, 2000, the general partner relied upon the services of CAII for origination of leases, administrative and accounting services, and remarketing of leases and equipment, among other services related to the Partnership's assets. From September 12, 2000 on, the general partner has contracted with MLC to provide the above services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership's leases. The general partner is entitled to receive certain fees and expense reimbursements in connection with the performance of these services and is responsible for paying MLC. See Item 10 of this Report, "Directors and Executive Officers of the Partnership" and Item 13 of this Report, "Certain Relationships and Related Transactions".

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

The Partnership leases equipment to a significant number of lessees. Two lessees accounted for approximately 23% and 15%, respectively, of total revenue during 2002. One lessee and its affiliates accounted for approximately 13% of total revenue during 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

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

(b)  At December 31, 2002, there were 2,831 Class A limited partners.

(c)  Distributions
     -------------

     During 2002, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                               Distributions Per
                                                $100 Investment
     For the               Payment              (computed on           Total
  Period Ended           Made During           weighted average)   Distributions
  ------------           -----------           -----------------   -------------

December 31, 2001         January 2002           $  1.584           $  777,897
January 31, 2002          February 2002             1.491              731,955
February 28, 2002         March 2002                1.440              707,246
March 31, 2002            April 2002                0.884              434,119
April 30, 2002            May 2002                  1.275              626,201
May 31, 2002              June 2002                 1.883              924,684
June 30, 2002             July 2002                 1.165              571,915
July 31, 2002             August 2002               1.501              736,897
August 31, 2002           September 2002            0.863              423,954
September 30, 2002        October 2002              0.826              405,360
October 31, 2002          November 2002             1.351              663,508
November 30, 2002         December 2002             0.637              312,846
                                                 --------           ----------
                                                 $  14.90           $7,316,582
                                                 ========           ==========

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

        Distributions for the month ended December 31, 2002, totaling $359,731, were paid to the Class A limited partners in January, 2003. Distributions to the general partner and Class B limited partner during 2002 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

        The general partner believes that the Partnership will generate sufficient cash flows from operations during 2003, to (1) meet current operating requirements, and (2) enable it to fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

        During 2001, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                            Distributions Per
                                             $100 Investment
    For the                Payment           (computed on              Total
 Period Ended            Made During        weighted average)      Distributions
 ------------            -----------        -----------------      -------------

December 31, 2000        January 2001          $  1.256             $  616,800
January 31, 2001         February 2001            0.394                193,519
February 28, 2001        March 2001               1.510                741,344
March 31, 2001           April 2001               0.635                311,923
April 30, 2001           May 2001                 1.753                860,617
May 31, 2001             June 2001                1.368                671,666
June 30, 2001            July 2001                2.043              1,003,029
July 31, 2001            August 2001              0.599                294,035
August 31, 2001          September 2001           1.231                604,458
September 30, 2001       October 2001             2.524              1,239,078
October 31, 2001         November 2001            2.477              1,216,248
November 30, 2001        December 2001            0.758                372,337
                                                -------             ----------
                                                $ 16.55             $8,125,054
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

                        Distribution Amount             Distribution %
                         per $100 Class A               per $100 Class A
                       Limited Partner Unit           Limited Partner Unit
  Payment                 (computed on                   (computed on
Made During              weighted average)            weighted average) (1)
-----------              -----------------            ---------------------

   1994                   $   5.25                          10.5%
   1995                      10.50                          10.5%
   1996                      10.50                          10.5%
   1997                      10.50                          10.5%
   1998                      10.50                          10.5%
   1999                      10.50                          10.5%
   2000                      16.06                          16.1%
   2001                      16.55                          16.5%
   2002                      14.90                          14.9%
                          --------
                          $ 105.26
                          --------

(1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.

Item 6. Selected Financial Data
        -----------------------

The following selected financial data relates to the years ended December 31, 2002 through 1998. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                     2002            2001           2000            1999           1998
                                                     ----            ----           ----            ----           ----

Total revenue                                     $8,339,368     $11,421,913    $15,392,908     $17,896,120   $ 18,490,540
Net income (loss)                                  1,070,697        (366,977)       473,136       2,200,668      1,745,560
Net income (loss) per weighted average Class A
  limited partner unit outstanding                      2.02           (0.91)          0.79            4.32           3.40
Total assets                                      11,199,226      20,677,301     32,441,172      42,103,741     47,803,687
Discounted lease rentals                           2,526,644       4,985,065      8,686,491       9,257,171     12,603,909
Distributions declared to partners                 7,003,451       8,405,024      8,208,014       5,271,238      5,275,471
Distributions declared per weighted average
  Class A limited partner unit outstanding             14.05           16.88          16.44           10.50          10.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I.   Results of Operations
     ---------------------

Critical Accounting Policies

The Partnership's accounting for leases falls under guidelines that have been substantially unchanged since at least 1975. For operating leases, revenue is recorded on a straight-line basis over the lease term, and depreciation is recorded on a straight-line basis over the lease term to an amount equal to the estimated residual value at the lease termination date. For direct finance leases, revenue and amortization to the estimated residual value at the lease termination date are recorded using the interest method (i.e. similar to amortization of a home mortgage).

For both types of leases, two critical assumptions include the probability of future contractual rent collections and an estimate of future residual value. The general partner must make judgments when evaluating both of these assumptions before entering into a lease.

Additionally, the general partner performs quarterly assessments of the carrying value of its assets, including future contractual rent collections and an estimate of future residual value. Recovery of an asset is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. When estimating future contractual rent collections, the general partner considers the then current credit quality of the lessee. When estimating future residuals, the general partner considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. If an impairment loss is indicated, the loss recognized in the quarter is measured by the amount the carrying value of an asset exceeds its estimated future net cash flows.

On a per lease basis, future reported results could differ considerably from expected results as conditions arise that significantly affect these two critical assumptions. However, the general partner believes that on a portfolio basis, the likelihood of materially different reported results is minimized (but not removed entirely) because in the normal course of business the Partnership
a) assigns certain future rents on a nonrecourse basis to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                       Years Ended December 31,                     Years Ended December 31,
                                       ------------------------                     ------------------------
                                 2002           2001           Change         2001           2000           Change
                                 ----           ----           ------         ----           ----           ------

Leasing margin               $ 2,071,620    $ 1,857,241    $   214,379    $ 1,857,241    $ 2,532,535    $  (675,294)
Equipment sales margin           394,470        427,592        (33,122)       427,592        933,489       (505,897)
Interest income                   20,849         54,127        (33,278)        54,127        136,770        (82,643)
Management fees paid to
    general partner             (176,799)      (245,156)        68,357       (245,156)      (317,680)        72,524
Direct services from
    general partner             (265,908)      (216,350)       (49,558)      (216,350)       (83,615)      (132,735)
General and administrative      (453,035)      (628,681)       175,646       (628,681)      (496,241)      (132,440)
Provision for losses            (520,500)    (1,615,750)     1,095,250     (1,615,750)    (2,232,122)       616,372
                             -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)          $ 1,070,697    $  (366,977)   $ 1,437,674    $  (366,977)   $   473,136    $  (840,113)
                             ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation period, as defined in the Partnership Agreement, and is not purchasing additional equipment. Furthermore, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased or sold) is generally decreasing. As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue are decreasing ("portfolio runoff").

Leasing Margin

Leasing margin consists of the following:

                                                             Years Ended December 31,
                                              ---------------------------------------------------
                                                  2002                2001                2000
                                                  ----                ----                ----

Operating lease rentals                       $ 7,681,545        $ 10,545,224        $ 14,073,931
Direct finance lease income                       242,504             394,970             248,718
Depreciation                                   (5,540,977)         (8,531,511)        (10,923,830)
Interest expense on discounted lease rentals     (311,452)           (551,442)           (866,284)
                                              -----------        ------------        ------------
  Leasing margin                              $ 2,071,620        $  1,857,241        $  2,532,535
                                              ===========        ============        ============

Leasing margin ratio                                   26%                 17%                 18%
                                                       ==                  ==                  ==

All components of leasing margin decreased due to portfolio runoff.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin and leasing margin ratio increased primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

stage because typically the rate of return on remarketed leases is higher. Leasing margin ratio for a direct finance lease is fixed as the lease matures. However, leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                       Years Ended December 31,
                               ------------------------------------------

                                   2002            2001            2000
                                   ----            ----            ----

Equipment sales revenue        $ 1,544,768     $ 1,889,127     $ 3,822,554
Cost of equipment sales         (1,150,298)     (1,461,535)     (2,889,065)
Equipment sales margin         $   394,470     $   427,592     $   933,489

Equipment sales margin fluctuates based on the composition of equipment available for sale. Currently, the Partnership is in its liquidation period (as defined in the Partnership Agreement). Initial leases are expiring and the equipment is either re-leased or sold to the lessee or a third party. Equipment sales margin varies with the number and dollar amount of equipment leases that mature in a particular period and the current market for specific equipment and residual value estimates.

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased due to portfolio run-off.

Direct services from the general partner increased in 2002 compared to 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership. Direct services from the general partner increased in 2001 compared to 2000 primarily due to activities related to converting the Partnership's assets from the CAII computer systems to the MLC computer systems.

General and administrative expenses were higher in 2001 compared to 2002 and 2000 primarily because 2001 included a) a one-time charge for software and computer equipment, and b) charges for data processing and the computer

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

conversion described above, all of which were related to the change in ownership of the general partner.

Provision for losses

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). The realization of less than the carrying value of equipment is recorded as provision for losses.

Residual values are established equal to the estimated value to be received from the equipment following termination of the lease. In estimating such values, the Partnership considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. The nature of the Partnership's leasing activities is such that it has credit exposure and residual value exposure and will incur losses from those exposures in the ordinary course of business. The Partnership performs quarterly assessments of the estimated residual value of its assets to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses recorded during 2002 related to the following:
    o $256,000 related to the estimated decline in residual value of various equipment returned to the Partnership at lease maturity.
    o $264,500 recognized for losses incurred on equipment sold subsequent to lease maturity.

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

The provision for losses recorded during 2000 related to the following:
    o $293,807 related to the estimated decline in residual value of computer equipment returned to the Partnership at lease maturity
    o $874,150 was recognized as a fair market value write-down of certain transportation and industrial equipment, computer, furniture, fixtures and equipment.
    o $173,000 related to lessees who have filed for Chapter 11 bankruptcy protection during 2000.
    o $117,000 was accrued to recognize an anticipated loss on the sale of certain computer equipment.
    o   $90,000 was recorded as a reserve for uncollectible accounts receivable
    o $277,165 was recorded due to the decline in the realizable values of leased furniture, fixtures and other equipment.
    o $300,000 was recorded as a reserve for a lessee that was placed on credit watch in January 2001.
    o $107,000 was recorded as a reserve for estimated uncollectible accounts receivable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

II. Liquidity and Capital Resources
    -------------------------------

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

During July 2000, the Partnership entered its liquidation period, as defined in the Partnership Agreement. Consequently, material purchases of equipment subject to leases have ceased. During 2000, the Partnership acquired equipment subject to leases with a total equipment purchase price of $11,648,530 (subject to $3,719,626 of existing nonrecourse debt). Also during 2000, the Partnership discounted future rental payments from certain leases with lenders on a nonrecourse basis and received proceeds of $896,890.

During 2002, 2001 and 2000, the Partnership declared distributions to the Class A limited partners of $6,898,416, $8,285,974 and $8,073,420, respectively, of which $359,731 was paid during January 2003. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2003 to (1) meet current operating requirements, and (2) enable it to fund cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

Until September 2000, the Partnership relied upon the services of CAII, its affiliate, for origination of leases, administrative and accounting services and remarketing of leases and equipment, among other services. The General Partner has terminated its relationship with CAII (see discussion below) and has contracted with MLC to provide billing, administrative, remarketing and accounting services. Many of the management and administrative personnel of MLC formerly worked for CAII and serviced the Partnership's leases.

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


III.     New Accounting Pronouncements
         -----------------------------

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership does not believe the adoption of SFAS 146 will have a material impact on the Partnership's financial position, results of operations or cash flows.

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

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

            Index to Financial Statements and
            Financial Statement Schedule

                                                                          Page
                                                                         Number
                                                                         ------
            Financial Statements
            --------------------

                    Independent Auditors' Report                            15

                    Balance Sheets at December 31, 2002 and 2001            16

                    Statements of Operations for the years ended
                      December 31, 2002, 2001 and 2000                      17

                    Statements of Partners' Capital for the years ended
                      December 31, 2002, 2001 and 2000                      18

                    Statements of Cash Flows for the years ended
                      December 31, 2002, 2001 and 2000                   19-20

                    Notes to Financial Statements                        21-30



            Financial Statement Schedule
            ----------------------------

                    Independent Auditors' Report on Schedule                31

                    Schedule II - Valuation and Qualifying Accounts         32

                          Independent Auditor's Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/KPMG LLP
                                             -----------
                                             KPMG LLP

Denver, Colorado
March 13, 2003

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                           December 31, 2002 and 2001

                                     ASSETS

                                                         2002           2001
                                                         ----           ----

Cash and cash equivalents                           $  1,229,412   $  1,603,588
Accounts receivable, net of allowance for losses
  of $139,250 in 2002 and $369,211 in 2001               158,424      1,257,040
Equipment held for sale                                   51,730        349,333
Net investment in direct finance leases                1,368,607      2,348,080
Leased equipment, net                                  8,391,053     15,119,260
                                                    ------------   ------------

    Total assets                                    $ 11,199,226   $ 20,677,301
                                                    ============   ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued liabilities          $  1,076,491   $  1,805,041
  Payables to affiliates                                  48,510         48,806
  Rents received in advance                              108,771         40,205
  Distributions payable to partners                      363,351        789,971
  Discounted lease rentals                             2,526,644      4,985,065
                                                    ------------   ------------

  Total liabilities                                    4,123,767      7,669,088
                                                    ------------   ------------

Partners' capital:
  General partner                                              -              -
  Limited partners:
     Class A 500,000 units authorized; 491,016 units
        issued and outstanding in 2002 and 2001        6,811,509     12,719,270
     Class B                                             263,950        288,943
                                                    ------------   ------------

          Total partners' capital                      7,075,459     13,008,213
                                                    ------------   ------------

          Total liabilities and partners' capital   $ 11,199,226   $ 20,677,301
                                                    ============   ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                              2002            2001            2000
                                                              ----            ----            ----
Revenue:
    Operating lease rentals                              $  7,681,545    $ 10,545,224    $ 14,073,931
    Direct finance lease income                               242,504         394,970         248,718
    Equipment sales margin                                    394,470         427,592         933,489
    Interest income                                            20,849          54,127         136,770
                                                         ------------    ------------    ------------

          Total revenue                                     8,339,368      11,421,913      15,392,908
                                                         ------------    ------------    ------------

Expenses:
    Depreciation                                            5,540,977       8,531,511      10,923,830
    Management fees paid to general partner                   176,799         245,156         317,680
    Direct services from general partner                      265,908         216,350          83,615
    General and administrative                                453,035         628,681         496,241
    Interest on discounted lease rentals                      311,452         551,442         866,284
    Provision for losses                                      520,500       1,615,750       2,232,122
                                                         ------------    ------------    ------------

             Total expenses                                 7,268,671      11,788,890      14,919,772
                                                         ------------    ------------    ------------

Net income (loss)                                        $  1,070,697    $   (366,977)   $    473,136
                                                         ============    ============    ============

Net income (loss) allocated:
    To the general partner                               $     70,035    $     84,050    $     82,094
    To the Class A limited partners                           990,655        (446,516)        387,131
    To the Class B limited partner                             10,007          (4,511)          3,911
                                                         ------------    ------------    ------------

                                                         $  1,070,697    $   (366,977)   $    473,136
                                                         ============    ============    ============

Net income (loss) per weighted average Class A limited
    partner unit outstanding                             $       2.02    $      (0.91)   $       0.79
                                                         ============    ============    ============

Weighted average Class A limited partner
    units outstanding                                         491,016         491,016         491,184
                                                         ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2002, 2001 and 2000


                                                         Class A
                                                         Limited       Class A       Class B
                                        General          Partner       Limited       Limited
                                        Partner           Units        Partners      Partner         Total
                                        -------           -----        --------      -------         -----

Partners' capital, January 1, 2000     $    --           491,470    $ 29,158,012    $ 377,043    $ 29,535,055

Redemptions                                 --              (454)        (19,963)        --           (19,963)
Net income                                82,094            --           387,131        3,911         473,136
Distributions declared to partners       (82,094)           --        (8,073,420)     (52,500)     (8,208,014)
                                       ---------         -------    ------------    ---------    ------------

Partners' capital, December 31, 2000        --           491,016      21,451,760      328,454      21,780,214

Net income (loss)                         84,050            --          (446,516)      (4,511)       (366,977)
Distributions declared to partners       (84,050)           --        (8,285,974)     (35,000)     (8,405,024)
                                       ---------         -------    ------------    ---------    ------------

Partners' capital, December 31, 2001        --           491,016      12,719,270      288,943      13,008,213

Net income                                70,035            --           990,655       10,007       1,070,697
Distributions declared to partners       (70,035)           --        (6,898,416)     (35,000)     (7,003,451)
                                       ---------         -------    ------------    ---------    ------------
Partners' capital, December 31, 2002   $    --           491,016    $  6,811,509    $ 263,950    $  7,075,459
                                       ========          =======    ============    =========    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                            2002            2001            2000
                                                                            ----            ----            ----
Cash flows from operating activities:
    Net income (loss)                                                  $  1,070,697    $   (366,977)   $    473,136
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                        5,540,977       8,531,511      10,923,830
      Provision for losses                                                  520,500       1,615,750       2,232,122
      Proceeds, net of gains on equipment sales                           1,150,298       1,461,535       2,889,065

      Recovery of investment in direct finance leases                       793,508         915,388       1,151,837

      Purchases of equipment on operating leases from affiliate                --              --        (6,832,595)
      Investment in direct financing leases, acquired from affiliate           --              --        (1,089,823)
      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable, net                 1,098,616        (686,625)        539,758
          Decrease in receivable from affiliates                               --              --           715,524
          Increase (decrease) in accounts payable and accrued
               liabilities                                                 (728,550)        786,863      (1,319,233)
          Increase (decrease) in payables to affiliates                        (296)       (145,950)        134,351
          Increase (decrease) in rents received in advance                   68,566         (68,546)       (362,602)
                                                                       ------------    ------------    ------------
Net cash provided by operating activities                                 9,514,316      12,042,949       9,455,370
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
    Proceeds from discounted lease rentals                                     --              --           896,890
    Principal payments on discounted lease rentals                       (2,458,421)     (3,701,426)     (5,187,197)
    Redemptions of Class A limited partnership units                           --              --           (19,963)
    Distributions to partners                                            (7,430,071)     (8,267,835)     (7,997,578)
                                                                       ------------    ------------    ------------
Net cash used in financing activities                                    (9,888,492)    (11,969,261)    (12,307,848)
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                       (374,176)         73,688      (2,852,478)
Cash and cash equivalents at beginning of year                            1,603,588       1,529,900       4,382,378
                                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year                               $  1,229,412    $  1,603,588    $  1,529,900
                                                                       ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                               2002         2001              2000
                                                                               ----         ----              ----
Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals                                $ 311,452    $ 551,421       $   860,742

Supplemental disclosure of noncash investing and financing activities:
    Discounted lease rentals assumed in equipment acquisitions                       -            -         3,719,626

Rents deducted from cash paid for equipment acquisitions                             -            -            1,502
Miscellaneous deduction from equipment acquisitions                                  -            -            7,988

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       Organization

       Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated during 2003 or 2004. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

       Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment, as discussed below. Actual results could differ from those estimates.

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

       In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Partnership does not believe the adoption of SFAS 146 will have a material impact on the Partnership's financial position, results of operations or cash flows.

       Long-Lived Assets

       The Partnership accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets, including equipment subject to operating leases and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets, including equipment subject to operating lease and identifiable intangibles held by the Partnership, is based on the fair value of the asset. The fair value of the asset may be calculated by discounting the expected future net

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       ----------------------------------------------------------------------

       cash flows at an appropriate discount rate.

       Lease Accounting

       Statement of Financial Accounting Standards No. 13, "Accounting for Leases", requires that a lessor account for each lease by the direct finance, sales-type or operating lease method. The Partnership currently utilizes the direct financing and operating methods for all of the Partnership's equipment under lease. Direct finance leases are defined as those leases that transfer substantially all of the benefits and risks of ownership of the equipment to the lessee. For all types of leases, the determination of profit considers the estimated value of the equipment at lease termination, referred to as the residual value. After the inception of a lease, the Partnership may engage in financing of lease receivables on a nonrecourse basis (i.e., "nonrecourse debt" or "discounted lease rentals") and/or equipment sale transactions to reduce or recover its investment in the equipment.

       The Partnership's accounting methods and their financial reporting effects are described below.

       Net Investment in Direct Finance Leases ("DFLs")

       The cost of the equipment, including acquisition fees paid to the general partner, is recorded as net investment in DFLs on the accompanying balance sheets. Leasing revenue, which is recognized over the term of the lease, consists of the excess of lease payments plus the estimated residual value over the equipment's cost. Earned income is recognized monthly to provide a constant yield and is recorded as direct finance lease income on the accompanying statements of operations. Residual values are established at lease inception equal to the estimated value to be received from the equipment following termination of the initial lease as determined by the general partner. In estimating such values, the general partner considers all relevant information regarding the equipment and the lessee.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       ----------------------------------------------------------------------

       Nonrecourse Discounting of Future Lease Rentals

       The Partnership may assign the future lease rentals to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. In return for such assigned future rentals, the Partnership receives the discounted value of the rentals in cash. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership. Cash proceeds from such financings, or the assumption of such financings, are recorded as discounted lease rentals on the accompanying balance sheets. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

       Income Taxes

       No provision for income taxes has been made in the financial statements because taxable income or loss is recorded in the tax return of the individual partners.

       Cash Equivalents

       The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $1,200,000 and $1,600,000 at December 31, 2002 and 2001, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

       Equipment Held for Sale

       Equipment held for sale, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

       Net Income (Loss) Per Class A Limited Partner Unit

       Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

2. Net Investment in Direct Finance Leases
   ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, were:

                                                   2002                2001
                                                   ----                ----

       Minimum lease payments receivable       $ 1,317,270         $ 2,361,398
       Estimated residual values                   224,026             347,924
       Unearned income                            (172,689)           (361,242)
                                               -----------         -----------
              Total                            $ 1,368,607         $ 2,348,080
                                               ===========         ===========

3.     Leased Equipment, net
       ---------------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                       2002             2001
                                                       ----             ----

       Transportation and industrial equipment      13,601,424    $  18,969,709
       Computers and peripherals                     3,333,477        6,637,647
       Furniture, fixtures and equipment             6,585,861        7,680,409
       Other                                         1,002,194        1,667,539
                                                  ------------    -------------
                                                    24,522,956       34,955,304
       Accumulated depreciation                    (16,131,903)     (19,836,044)
                                                  ------------    -------------
                                                  $  8,391,053    $  15,119,260
                                                  ============    =============

       Depreciation expense for 2002, 2001 and 2000 was $5,540,977, $8,531,511 and $10,923,830, respectively.

4.     Future Minimum Lease Payments

       Future minimum lease payments receivable from noncancelable leases as of December 31, 2002 are as follows:

       Years Ending December 31,     Direct Finance Leases      Operating Leases
       -------------------------     ---------------------      ----------------

             2003                        $   781,184                $ 2,703,559
             2004                            505,876                  1,297,073
             2005                             30,210                    127,781
             2006                                  -                      5,711
             Thereafter                            -                      1,428
                                         -----------                -----------
                      Total              $ 1,317,270                $ 4,135,552
                                         ===========                ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.     Discounted Lease Rentals
       ------------------------

       Discounted lease rentals outstanding at December 31, 2002 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such nonrecourse obligations are:

          Years Ending December 31,
          -------------------------

                  2003                                    $ 1,613,790
                  2004                                        889,136
                  2005                                         23,718
                                   Total                  $ 2,526,644

6.     Transactions With the General Partner and Affiliates
       ----------------------------------------------------

       Origination Fee and Evaluation Fee
       ----------------------------------

       The general partner receives a fee equal to 3.5% of the sales price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2002 or 2001. Origination and evaluation fees totaled approximately $385,000 in 2000, all of which were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

       Management Fees Paid to General Partner
       ---------------------------------------

       The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $177,000, $245,000, and $318,000 during 2002, 2001 and 2000, respectively.

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $266,000, $216,000, and $84,000 of direct services from the general partner during 2002, 2001 and 2000, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.     Transactions With the General Partner and Affiliates, continued
       ---------------------------------------------------------------

       Equipment Purchases
       -------------------

       The Partnership did not purchase any equipment during 2002 or 2001. The Partnership purchased equipment from CAII, with a total purchase price of approximately $11,649,000 (including approximately $3,720,000 of discounted lease rentals) during 2000. The Partnership purchased the equipment at CAII's historical cost plus reimbursement of other net acquisition costs, as provided for in the Partnership Agreement.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $49,000 at December 31, 2002 and 2001 consists of $12,000 for management fees paid to the general partner, $22,000 for reimbursable general and administrative expenses and $15,000 for direct services from general partner for 2002; and $19,000 for management fees paid to general partner, $9,000 for reimbursable general and administrative expenses and $21,000 for direct services from general partner for 2001.

7.     Tax Information (Unaudited)
       ---------------------------

       The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                          2002               2001               2000
                                                          ----               ----               ----
Net income (loss) per financial statements            $ 1,070,697        $  (366,977)       $   473,136
Direct finance leases                                     811,596          1,417,606          1,169,570
Depreciation                                              108,069         (1,273,495)        (1,712,124)
Provision for losses                                      520,500          1,615,750          2,232,122
Gain (loss) on sale of equipment                         (448,144)          (221,757)           222,475
Other                                                    (118,167)            71,179           (577,061)
                                                      -----------        -----------        -----------
Partnership income for federal income tax purposes    $ 1,944,551        $ 1,242,306        $ 1,808,118
                                                      ===========        ===========        ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.     Tax Information (Unaudited), continued
       --------------------------------------

       The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                         2002            2001            2000
                                                         ----            ----            ----

Partners' capital per financial statements          $  7,075,459    $ 13,008,213    $ 21,780,214
Commissions and offering costs                         7,184,603       7,184,603       7,184,603
Direct finance leases                                 12,434,495      11,622,899      10,205,293
Depreciation                                         (22,018,941)    (22,127,010)    (20,853,515)
Provision for losses                                   8,183,686       7,663,186       6,047,436
Gain (loss) on sale of equipment                        (447,529)            615         222,372
Other                                                    240,982         307,319         235,138
                                                    ------------    ------------    ------------
Partners' capital for federal income tax purposes   $ 12,652,755    $ 17,659,825    $ 24,822,541
                                                    ============    ============    ============

8.     Concentration of Credit Risk
       ----------------------------

       The majority of the Partnership's total equipment under lease was leased to investment grade companies. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated), or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse debt financing of future lease rentals, as described above.

       The Partnership leases equipment to a significant number of lessees. Two lessees accounted for approximately 23% and 15%, respectively, of total revenue during 2002. One lessee and its affiliates accounted for approximately 13% of total revenue during 2001. No lessees accounted for greater than 10% of total revenue during 2000.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

                    Independent Auditor's Report on Schedule
                    ----------------------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 13, 2003, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002 which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              /s/KPMG LLP
                                              KPMG LLP
                                              --------

Denver, Colorado
March 13, 2003

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000


COLUMN A                        COLUMN B    COLUMN C     COLUMN D     COLUMN E
--------                        --------    --------     --------     --------
                               Balance at  Additions                   Balance
                               Beginning   Charged to                  at End
Classification                 of Period    Expenses   Deductions(1)  of Period
--------------                 ---------    --------   -------------  ---------

      2002
      ----

Allowance for losses:
  Accounts receivable          $ 369,211   $    --      $(229,961)   $ 139,250

      2001
      ----

Allowance for losses:
  Accounts receivable          $ 117,000   $ 300,000    $ (47,789)   $ 369,211


      2000
      ----

Allowance for losses:
  Accounts receivable          $  10,000   $ 107,000    $    --      $ 117,000
  Receivable from affiliates     300,000        --       (300,000)        --
                               $ 310,000   $ 300,000    $(300,000)   $ 117,000


(1) Principally charge-offs against the established allowances.

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

None.

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing IV Corporation

                    Name                    Positions Held
                    ----                    --------------

              John F. Olmstead              President and Director
              Joseph F. Bukofski            Chief Accounting Officer

John F. Olmstead, age 59, is President of Mishawaka Leasing Co., Inc. since its formation in September 2000. He was Senior Vice President of CAI from December 1988 until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Joseph F. Bukofski, age 47, has been Chief Accounting Officer of CAI Equipment Leasing IV Corporation since January 2002. He was employed by CAII from June 1990 until May 2000, most recently holding the position of Vice President and Treasurer. He has served as Chief Financial Officer for a private leasing company since June 2000. Mr. Bukofski holds a Master of Science degree in accounting from the University of Colorado and an active CPA license from the State of Colorado.

Item 11. Executive Compensation
         ----------------------

Mr. Bukofski provides services related to the Partnership's accounting as a consultant to the general partner. The Partnership paid $12,267 to Mr. Bukofski during 2002 for such services. No compensation was paid by the Partnership to any other officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2002.

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

              General Partner
              ---------------

              CAI Equipment Leasing IV Corp.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

              Class B Limited Partner
              -----------------------

              Mishawaka Leasing Company, Inc.
              2750 South Wadsworth
              C-200
              Denver, Colorado 80227

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2002.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2002:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $176,799 for 2002.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $265,908 during 2002.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $70,035, respectively, for 2002. Distributions and net income allocated to the Class B limited partner totaled $35,000 and $10,007, respectively, for 2002.

Item 14. Controls and Procedures
         -----------------------

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the general partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partner's management, including the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
         and
         (d)  The following documents are filed as part of this Report:

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

              2.  Financial Statement Schedule: (Incorporated by reference to
                  Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2002.

         (c)  Exhibits required to be filed.

              Exhibit                      Exhibit
              Number                        Name
              ------                        ----

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

Dated: March 28, 2003                  Capital Preferred Yield Fund-III, L.P.

                                       By: CAI Equipment Leasing IV Corporation

                                       By: /s/Joseph F. Bukofski
                                           ------------------------
                                           Joseph F. Bukofski
                                           Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 28, 2003.

Signature                                  Title
---------                                  -----

/s/John F. Olmstead
-------------------
John F. Olmstead                    President and Director

CERTIFICATION

      I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

            1.  I have reviewed this report on Form 10-K of the Partnership;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

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

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/John F. Olmstead
                                                     -------------------
                                                        John F. Olmstead
                                                      President and Director
                                                  (Principal Executive Officer)
                                                          March 28, 2003

CERTIFICATION

      I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

            1.  I have reviewed this report on Form 10-Kof the Partnership;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

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

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

            6. The Partnership's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/Joseph F. Bukofski
                                           ---------------------
                                              Joseph F. Bukofski
                                           Chief Accounting Officer
                                 (Principal Accounting and Financial Officer)
                                                March 28, 2003