Form 10-Q
period 2003-03-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2003-05-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                               ----------------
Commission file number                         33-44158
                      -------------------------

                     Capital Preferred Yield Fund-III, L.P.
             (Exact name of registrant as specified in its charter)


       Delaware                                         84-1248907
       --------                                         ----------
(State of organization)                     (I.R.S. Employer Identification No.)

      2750 South Wadsworth, C-200
         Denver, Colorado                                               80227
         ----------------                                               -----
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

                        Exhibit Index appears on Page 14

                               Page 1 of 19 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                 March 31, 2003


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - March 31, 2003 and December 31, 2002            3

              Statements of Income - Three Months Ended
              March 31, 2003 and 2002                                          4

              Statements of Cash Flows - Three Months Ended
              March 31, 2003 and 2002                                          5

              Notes to Financial Statements                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 6.  Exhibits and Reports on Form 8-K                                13

              Exhibit Index                                                   14

              Signatures                                                      15

              Certifications                                               16-17

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                 March 31,    December 31,
                                                   2003          2002
                                                   ----          ----
                                                (Unaudited)
Cash and cash equivalents                      $ 1,030,805   $ 1,229,412
Accounts receivable, net                            57,343       158,424
Equipment held for sale or re-lease                110,422        51,730
Net investment in direct finance leases          1,182,849     1,368,607
Leased equipment, net                            7,050,850     8,391,053
                                               -----------   -----------

Total assets                                   $ 9,432,269   $11,199,226
                                               ===========   ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities   $ 1,005,743   $ 1,076,491
    Payables to affiliates                          55,685        48,510
    Rents received in advance                      110,784       108,771
    Distributions payable to partners              282,893       363,351
    Discounted lease rentals                     2,117,281     2,526,644
                                               -----------   -----------

Total liabilities                                3,572,386     4,123,767
                                               -----------   -----------
Partners' capital:
    General partner                                   --            --
    Limited partners:
          Class A                                5,595,254     6,811,509
          Class B                                  264,629        63,950
                                               -----------   -----------

Total partners' capital                          5,859,883     7,075,459
                                               -----------   -----------

Total liabilities and partners' capital        $ 9,432,269   $11,199,226
                                               ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                               2003         2002
                                               ----         ----
Revenue:
  Operating lease rentals                   $1,194,515   $2,210,975
  Direct finance lease income                   46,885       69,326
  Equipment sales margin                       211,594       63,977
  Interest income                                2,237        6,531
                                            ----------   ----------

Total revenue                                1,455,231    2,350,809
                                            ----------   ----------

Expenses:
  Depreciation                                 905,596    1,685,271
  Management fees to general partner            29,763       50,943
  Direct services from general partner          65,845       65,631
  General and administrative                   259,348      118,020
  Interest on discounted lease rentals          47,752       99,973
  Provision for losses                          66,000       75,000
                                            ----------   ----------

Total expenses                               1,374,304    2,094,838
                                            ----------   ----------

Net income                                  $   80,927   $  255,971
                                            ==========   ==========

Net income allocated:
  To the general partner                    $   12,965   $   19,055
  To the Class A limited partners               67,283      234,547
  To the Class B limited partner                   679        2,369
                                            ----------   ----------

                                            $   80,927   $  255,971
                                            ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.14   $     0.48
                                            ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011
                                            ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                         2003           2002
                                                         ----           ----

Net cash provided by operating activities            $ 1,587,714    $ 2,980,790
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals     (409,363)      (720,158)
     Distributions to partners                        (1,376,958)    (2,252,748)
                                                     -----------    -----------
Net cash used in financing activities                 (1,786,321)    (2,972,906)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents    (198,607)         7,884
Cash and cash equivalents at beginning of period       1,229,412      1,603,588
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,030,805    $ 1,611,472
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals       $    47,752    $    99,973

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2002 was derived from the audited financial statements included in the Partnership's 2002 Form 10-K. For further information, refer to the financial statements of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), and the related notes, included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. At March 31, 2003, management fees of $9,316 are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. At March 31, 2003, direct services from the General Partner of $23,827 are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. At March 31, 2003, general and administrative costs of $22,542 are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                            Three Months
                                           Ended March 31,
                                           ---------------
                                          2003         2002        Change
                                          ----         ----        ------

Leasing margin                         $ 288,052    $ 495,057    $(207,005)
Equipment sales margin                   211,594       63,977      147,617
Interest income                            2,237        6,531       (4,294)
Management fees to general partner       (29,763)     (50,943)      21,180
Direct services from general partner     (65,845)     (65,631)        (214)
General and administrative              (259,348)    (118,020)    (141,328)
Provision for losses                     (66,000)     (75,000)       9,000
                                       ---------    ---------    ---------
  Net income                           $  80,927    $ 255,971    $(175,044)
                                       =========    =========    =========

The Partnership is in its liquidation stage, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and the amount of equipment being remarketed (i.e. re-leased, renewed or sold) is generally decreasing. As a result, both the size of the Partnership's portfolio and the amount of total revenue are decreasing ("portfolio runoff"). Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

Leasing Margin

Leasing margin consists of the following:
                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                   2003            2002
                                                   ----            ----
Operating lease rentals                        $ 1,194,515     $ 2,210,975
Direct finance lease income                         46,885          69,326
Depreciation                                      (905,596)     (1,685,271)
Interest expense on discounted lease rentals       (47,752)        (99,973)
                                               -----------     -----------
   Leasing margin                              $   288,052     $   495,057
                                               ===========     ===========
Leasing margin ratio                                    23%             22%
                                                        ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

Leasing margin and all of its components including operating lease rentals, direct finance lease income, depreciation on leased equipment and interest expense on discounted lease rentals decreased due to portfolio runoff. Because the Partnership is in its liquidation stage, no additional equipment is being purchased. As a result, leasing margin and its components will decline over the remaining life of the related leases in the Partnership's portfolio.

Leasing margin ratio increased for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 primarily due to increases in
a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                     Three Months Ended
                                          March 31,
                                 --------------------------
                                    2003            2002
                                    ----            ----
Equipment sales revenue          $ 545,369       $ 854,422
Cost of equipment sales           (333,775)       (790,445)
                                 ---------       ---------
   Equipment sales margin        $ 211,594       $  63,977
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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Interest Income

Interest income varies due to (1) the amount of cash available for investment pending distribution to partners and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased due to portfolio run-off.

General and administrative expenses increased primarily due to a) increased insurance costs of $49,100, and b) upgrades to computer equipment of $42,100 needed to effectively and efficiently manage the Partnership's assets.

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

The provision for losses of $66,000 recorded during the three months ended March 31, 2003 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment, initial leases are expiring, and the amount of equipment being remarketed (i.e., re-leased, renewed, or sold) is increasing. As a result, both the size of the Partnership's lease portfolio and the amount of leasing revenue are declining. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the three months ended March 31, 2003, the Partnership declared distributions to the Class A limited partners of $1,283,535 ($280,255 of which was paid during April 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2003 or 2004.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                Index to Exhibits

Exhibit
Number     Description
 * 99.1    Certification by John F. Olmstead pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002.

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



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By: CAI Equipment Leasing IV Corp.


Dated:  May 14, 2003                By: /s/John F. Olmstead
                                        -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By: CAI Equipment Leasing IV Corp.


Dated:  May 14, 2003                By: /s/Joseph F. Bukofski
                                        ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    (Principal Accounting and Financial Officer)

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

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/John F. Olmstead
                                           -------------------
                                              John F. Olmstead
                                           President and Director
                                       (Principal Executive Officer)
                                                May 14, 2003

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

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation, to the Partnership's auditors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/Joseph F. Bukofski
                                           ---------------------
                                              Joseph F. Bukofski
                                           Chief Accounting Officer
                                  (Principal Accounting and Financial Officer)
                                                 May 14, 2003