Form 10-Q
period 2003-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2003-08-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended            June 30, 2003
                               ------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                                 to
                              ---------------------------------

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

                        Exhibit Index appears on Page 14

                               Page 1 of 19 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2003


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                            PAGE

     Item 1. Financial Statements (Unaudited)

             Balance Sheets - June 30, 2003 and December 31, 2002              3

             Statements of Income - Three and Six Months Ended
             June 30, 2003 and 2002                                            4

             Statements of Cash Flows - Six Months Ended
             June 30, 2003 and 2002                                            5

             Notes to Financial Statements                                   6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      8-12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk       12

     Item 4. Controls and Procedures                                          12


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

             Exhibit Index                                                    14

             Signatures                                                       15

             Certifications                                                16-19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,     December 31,
                                                        2003            2002
                                                        ----            ----
                                                     (Unaudited)

Cash and cash equivalents                             $ 1,524,120    $ 1,229,412
Accounts receivable, net                                   53,563        158,424
Equipment held for sale or re-lease                        85,611         51,730
Net investment in direct finance leases                 1,018,571      1,368,607
Leased equipment, net                                   5,702,297      8,391,053
                                                      -----------    -----------

Total assets                                          $ 8,384,162    $11,199,226
                                                      ===========    ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities          $   669,526    $ 1,076,491
    Payables to affiliates                                 48,043         48,510
    Rents received in advance                              64,496        108,771
    Distributions payable to partners                     775,700        363,351
    Discounted lease rentals                            1,699,241      2,526,644
                                                      -----------    -----------

Total liabilities                                       3,257,006      4,123,767
                                                      -----------    -----------

Partners' capital:
    General partner                                          --             --
    Limited partners:
          Class A                                       4,856,573      6,811,509
          Class B                                         270,583        263,950
                                                      -----------    -----------

Total partners' capital                                 5,127,156      7,075,459
                                                      -----------    -----------

Total liabilities and partners' capital               $ 8,384,162    $11,199,226
                                                      ===========    ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                   June 30,
                                               -----------------         -----------------
                                               2003         2002         2003         2002
                                               ----         ----         ----         ----
Revenue:
  Operating lease rentals                   $1,480,843   $2,129,512   $2,675,358   $4,340,487
  Direct finance lease income                   43,967       59,942       90,852      129,268
  Equipment sales margin                       125,909      216,604      337,503      280,581
  Interest income                                2,191        6,189        4,428       12,720
                                            ----------   ----------   ----------    ---------

Total revenue                                1,652,910    2,412,247    3,108,141    4,763,056
                                            ----------   ----------   ----------    ---------

Expenses:
  Depreciation                                 790,717    1,474,127    1,696,313    3,159,398
  Management fees to general partner            26,482       47,642       56,245       98,585
  Direct services from general partner          59,217       67,361      125,062      132,992
  General and administrative                   115,399      184,907      374,747      302,927
  Interest on discounted lease rentals          39,075       81,976       86,827      181,949
  Provision for losses                          13,250      145,000       79,250      220,000
                                            ----------   ----------   ----------    ---------

Total expenses                               1,044,140    2,001,013    2,418,444    4,095,851
                                            ----------   ----------   ----------    ---------

Net income                                  $  608,770   $  411,234   $   89,697   $  667,205
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $   13,415   $   21,575   $   26,380   $   40,630
  To the Class A limited partners              589,401      385,763      656,684      620,310
  To the Class B limited partner                 5,954        3,896        6,633        6,265
                                            ----------   ----------   ----------    ---------

                                            $  608,770   $  411,234   $  689,697   $  667,205
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     1.20   $     0.79   $     1.34   $     1.26
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011      491,011      491,011
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.,

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                          --------------------
                                                          2003            2002
                                                          ----            ----
Net cash provided by operating activities              $ 3,347,762    $ 5,590,053
                                                       -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals       (827,403)    (1,369,329)
     Distributions to partners                          (2,225,651)    (4,271,062)
                                                       -----------    -----------

Net cash used in financing activities                   (3,053,054)    (5,640,391)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       294,708        (50,338)

Cash and cash equivalents at beginning of period         1,229,412      1,603,588
                                                       -----------    -----------

Cash and cash equivalents at end of period             $ 1,524,120    $ 1,553,250
                                                       ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals         $    86,827    $   181,949
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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees of approximately $8,000 and $12,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from the General Partner of approximately $20,000 and $15,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative costs of approximately $20,000 and $22,000 are included in payables to affiliates at June 30, 2003 and December 31, 2002, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                        Three Months                                 Six Months
                                                        Ended June 30,                             Ended June 30,
                                       -----------------------------------------    -----------------------------------------
                                            2003           2002          Change          2003          2002           Change
                                            ----           ----          ------          ----          ----           ------
Leasing margin                         $   695,018    $   633,351    $    61,667    $   983,070    $ 1,128,408    $  (145,338)
Equipment sales margin                     125,909        216,604        (90,695)       337,503        280,581         56,922
Interest income                              2,191          6,189         (3,998)         4,428         12,720         (8,292)
Management fees to general partner         (26,482)       (47,642)        21,160        (56,245)       (98,585)        42,340
Direct services from general partner       (59,217)       (67,361)         8,144       (125,062)      (132,992)         7,930
General and administrative                (115,399)      (184,907)        69,508       (374,747)      (302,927)       (71,820)
Provision for losses                       (13,250)      (145,000)       131,750        (79,250)      (220,000)       140,750
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   608,770    $   411,234    $   197,536    $   689,697    $   667,205    $    22,492
                                       ===========    ===========    ===========    ===========    ===========    ===========

The Partnership is in its liquidation period, as defined in the Partnership Agreement, and is not purchasing additional equipment. Initial leases are expiring, and equipment is being remarketed (i.e. re-leased, renewed or sold). As a result, both the size of the Partnership's portfolio and the amount of total revenue are decreasing ("portfolio runoff"). Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

Leasing Margin

Leasing margin consists of the following:

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,               _
                                               ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                    ----            ----            ----            ----
Operating lease rentals                        $ 1,480,843     $ 2,129,512     $ 2,675,358     $ 4,340,487
Direct finance lease income                         43,967          59,942          90,852         129,268
Depreciation                                      (790,717)     (1,474,127)     (1,696,313)     (3,159,398)
Interest expense on discounted lease rentals       (39,075)        (81,976)        (86,827)       (181,949)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   695,018     $   633,351     $   983,070     $ 1,128,408
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 46%             29%             36%             25%
                                                        ==              ==              ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

All of the components of leasing margin including operating lease rentals, direct finance lease income, depreciation on leased equipment and interest expense on discounted lease rentals decreased due to portfolio runoff. Because the Partnership is in its liquidation period, no additional equipment is being purchased. As a result, leasing margin and its components will decline over the remaining life of the related leases in the Partnership's portfolio.

Leasing margin ratio increased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended           Six Months Ended
                                       June 30,                     June 30,
                            --------------------------    --------------------------
                                 2003           2002           2003           2002
                                 ----           ----           ----           ----
Equipment sales revenue     $   635,094    $   310,482    $ 1,180,463    $ 1,164,903
Cost of equipment sales        (509,185)       (93,878)      (842,960)      (884,322)
   Equipment sales margin   $   125,909    $   216,604    $   337,503    $   280,581

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

Expenses

Management fees paid to the General Partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the General Partner decreased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 due to portfolio run-off.

Direct services from the General Partner decreased for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 primarily because the three and six months ended June 30, 2002 included increased costs related to management's efforts to collect receivables owed to the Partnership.

General and administrative expenses increased for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 primarily due to a) increased insurance costs of $48,504, and b) upgrades to computer equipment of $52,100 needed to effectively and efficiently manage the Partnership's assets. General and administrative expenses decreased for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 primarily due to a) decreased Partnership level state taxes of $10,146, and b) decreased equipment storage costs of $31,107.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

The provision for losses of 13,250 and $79,250 recorded during the three and six months ended June 30, 2003 related primarily to $179,250 for losses on equipment returned to the Partnership at lease maturity occurring because the residual realized was, or is expected to be, less than the residual value originally estimated; offset by a reversal of $100,000 of provision for losses recorded during the third quarter of 2000 for an accounts receivable allowance for losses. The General Partner reviewed the accounts receivable balances at June 30, 2003 and determined that the accounts receivable allowance was greater than the amount required because of management's efforts to collect receivables owed to the Partnership.

Liquidity & Capital Resources
-----------------------------

The Partnership is in its liquidation period, as defined in the Partnership Agreement. The Partnership is not purchasing additional equipment and initial leases are expiring with the equipment being remarketed (i.e., re-leased, renewed, or sold). As a result, the size of the Partnership's lease portfolio is decreasing, which results in a corresponding decrease in leasing revenue. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America.

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2003, the Partnership declared distributions to the Class A limited partners of $2,611,620 ($767,950 of which was paid during July 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003, to meet current operating requirements and fund cash distributions to partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----

The statements contained in this report which are not historical facts may be deemed to contain forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties, and are subject to factors that could cause actual future results to differ both adversely and materially from currently anticipated results, including, without limitation, the level of lease originations, realization of residual values, the availability and cost of financing sources and the ultimate outcome of any contract disputes. Certain specific risks associated with particular aspects of the Partnership's business are discussed under Results of Operations in this report and under Results of Operations in the 2002 Form 10-K when and where applicable.

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

Item 4.    Controls and Procedures

The Partnership carried out and evaluation as of June 30, 2003, under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Partnership's internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2003.

                                  Exhibit Index

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



                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By: CAI Equipment Leasing IV Corp.


Dated: August 14, 2003              By: /s/John F. Olmstead
                                        -------------------
                                    John F. Olmstead
                                    President and Director
                                    (Principal Executive Officer)

                                    CAPITAL PREFERRED YIELD FUND-III, L.P.

                                    By: CAI Equipment Leasing IV Corp.


Dated: August 14, 2003              By: /s/Joseph F. Bukofski
                                        ---------------------
                                    Joseph F. Bukofski
                                    Chief Accounting Officer
                                    Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

         1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended June 30, 2003;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

         4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

                  a. designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership is made known to us by others within this entity, particularly during the period in which this report is being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

         5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

                  a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                                    /s/ John F. Olmstead
                                    ---------------------------
                                        John F. Olmstead
                                      President and Director
                                  (Principal Executive Officer)
                                         August 14, 2003

                            SECTION 302 CERTIFICATION

I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

         1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended June 30, 2003;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

         4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Partnership and have:

                  a. designed such disclosure controls and procedures , or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership is made known to us by others within this entity, particularly during the period in which this report is being prepared;

                  b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

         5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors:

                  a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.



                                  /s/ Joseph F. Bukofski
                         --------------------------------------------
                                      Joseph F. Bukofski
                                   Chief Accounting Officer
                         (Principal Accounting and Financial Officer)
                                       August 14, 2003