Form 10-Q
period 2003-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2003-11-14
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   September 30, 2003
                                --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                              ----------------

Commission file number                         33-44158
                      ---------------------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         84-1248907
       --------                                         ----------
(State of organization)                     (I.R.S. Employer Identification No.)

     7901 Southpark Plaza, Suite 107
        Littleton, Colorado                                         80120
        -------------------                                         -----
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (303) 268-6550

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

                        Exhibit Index appears on Page 14

                               Page 1 of 19 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2003


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
-                                                                           ----

   Item 1.      Financial Statements (Unaudited)

                Balance Sheets - September 30, 2003 and December 31, 2002      3

                Statements of Income - Three and Nine Months Ended
                September 30, 2003 and 2002                                    4

                Statements of Cash Flows - Nine Months Ended
                September 30, 2003 and 2002                                    5

                Notes to Financial Statements                                6-7

   Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   8-12

   Item 3.      Quantitative and Qualitative Disclosures About Market Risk    12

   Item 4.      Controls and Procedures                                       12


PART II.  OTHER INFORMATION

   Item 1.      Legal Proceedings                                             13

   Item 6.  Exhibits and Reports on Form 8-K                                  13

                Exhibit Index                                                 14

                Signatures                                                    15

                Certifications                                             16-19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                    September 30,   December 31,
                                                       2003              2002
                                                       ----              ----
                                                    (Unaudited)

Cash and cash equivalents                          $   587,693       $ 1,229,412
Accounts receivable, net                               189,572           158,424
Equipment held for sale or re-lease                     61,784            51,730
Net investment in direct finance leases                848,273         1,368,607
Leased equipment, net                                5,002,680         8,391,053
                                                   -----------       -----------

Total assets                                       $ 6,690,002       $11,199,226
                                                   ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities       $   692,736       $ 1,076,491
    Payables to affiliates                              67,704            48,510
    Rents received in advance                           64,179           108,771
    Distributions payable to partners                   43,929           363,351
    Discounted lease rentals                         1,272,340         2,526,644
                                                   -----------       -----------

Total liabilities                                    2,140,888         4,123,767
                                                   -----------       -----------

Partners' capital:
    General partner                                       --                --
    Limited partners:
          Class A                                    4,276,808         6,811,509
          Class B                                      272,306           263,950
                                                   -----------       -----------

Total partners' capital                              4,549,114         7,075,459
                                                   -----------       -----------

Total liabilities and partners' capital            $ 6,690,002       $11,199,226
                                                   ===========       ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                            -----------------------   -----------------------
                                               2003         2002         2003         2002
                                               ----         ----         ----         ----
Revenue:
  Operating lease rentals                   $1,007,454   $1,806,509   $3,682,812   $6,146,996
  Direct finance lease income                   33,820       58,417      124,672      187,685
  Equipment sales margin                        49,376       69,316      386,879      349,897
  Interest income                                1,134        4,719        5,562       17,439
                                            ----------   ----------   ----------   ----------

Total revenue                                1,091,784    1,938,961    4,199,925    6,702,017
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                                 622,287    1,284,242    2,318,600    4,443,640
  Management fees to general partner            23,544       42,188       79,789      140,772
  Direct services from general partner          60,543       67,955      185,605      200,946
  General and administrative                   129,240       94,067      503,987      396,994
  Interest on discounted lease rentals          30,214       66,623      117,041      248,572
  Provision for losses                          46,000      300,500      125,250      520,500
                                            ----------   ----------   ----------   ----------

Total expenses                                 911,828    1,855,575    3,330,272    5,951,424
                                            ----------   ----------   ----------   ----------

Net income                                  $  179,956   $   83,386   $  869,653   $  750,593
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $    7,580   $   15,865   $   33,960   $   56,495
  To the Class A limited partners              170,652       66,846      827,336      687,156
  To the Class B limited partner                 1,724          675        8,357        6,942
                                            ----------   ----------   ----------   ----------

                                            $  179,956   $   83,386   $  869,653   $  750,593
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.35   $     0.14   $     1.68   $     1.40
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011      491,011      491,011
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.,

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------

Net cash provided by operating activities            $ 4,328,005    $ 7,770,248
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals   (1,254,304)    (2,017,831)
     Distributions to partners                        (3,715,420)    (6,030,162)
                                                     -----------    -----------

Net cash used in financing activities                 (4,969,724)    (8,047,993)
                                                     -----------    -----------

Net decrease in cash and cash equivalents               (641,719)      (277,745)

Cash and cash equivalents at beginning of period       1,229,412      1,603,588
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   587,693    $ 1,325,843
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals       $   117,041    $   248,572
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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees of approximately $8,000 and $12,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from the General Partner of approximately $22,000 and $15,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

     General and Administrative Expenses

     The General Partner and an affiliate pay the allocated actual cost of administrative expenses incurred on behalf of the Partnership. The Partnership reimburses the General Partner for these expenses as permitted under terms of the Partnership Agreement. General and administrative costs of approximately $38,000 and $22,000 are included in payables to affiliates at September 30, 2003 and December 31, 2002, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income:

                                                       Three Months                                 Nine Months
                                                    Ended September 30,                          Ended September 30,
                                       ------------------------------------------   -----------------------------------------
                                            2003            2002         Change          2003           2002          Change
                                            ----            ----         ------          ----           ----          ------
Leasing margin                         $   388,773    $   514,061    $  (125,288)   $ 1,371,843    $ 1,642,469    $  (270,626)
Equipment sales margin                      49,376         69,316        (19,940)       386,879        349,897         36,982
Interest income                              1,134          4,719         (3,585)         5,562         17,439        (11,877)
Management fees to general partner         (23,544)       (42,188)        18,644        (79,789)      (140,772)        60,983
Direct services from general partner       (60,543)       (67,955)         7,412       (185,605)      (200,946)        15,341
General and administrative                (129,240)       (94,067)       (35,173)      (503,987)      (396,994)      (106,993)
Provision for losses                       (46,000)      (300,500)       254,500       (125,250)      (520,500)       395,250
                                       -----------    -----------    -----------    -----------    -----------        -------
  Net income                           $   179,956    $    83,386    $    96,570    $   869,653    $   750,593    $   119,060
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

Leasing Margin

Leasing margin consists of the following:

                                                       Three Months                    Nine Months
                                                     Ended September 30,            Ended September 30,
                                               ---------------------------     ---------------------------
                                                    2003            2002            2003            2002
                                                    ----            ----            ----            ----
Operating lease rentals                        $ 1,007,454     $ 1,806,509     $ 3,682,812     $ 6,146,996
Direct finance lease income                         33,820          58,417         124,672         187,685
Depreciation                                      (622,287)     (1,284,242)     (2,318,600)     (4,443,640)
Interest expense on discounted lease rentals       (30,214)        (66,623)       (117,041)       (248,572)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   388,773     $   514,061     $ 1,371,843     $ 1,642,469

   Leasing margin ratio                                 37%             28%             36%             26%
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

Leasing margin ratio increased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid. Leasing margin ratio for a direct finance lease is fixed over the term of the lease.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                 Three Months Ended            Nine Months Ended
                                     September 30,                September 30,
                                     -------------                -------------
                                 2003           2002           2003           2002
                                 ----           ----           ----           ----
Equipment sales revenue     $   132,319    $   174,696    $ 1,312,782    $ 1,339,599
Cost of equipment sales         (82,943)      (105,380)      (925,903)      (989,702)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $    49,376    $    69,316    $   386,879    $   349,897
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

Expenses

Management fees paid to the General Partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the General Partner decreased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 due to portfolio run-off.

Direct services from the General Partner decreased for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 primarily because the three and nine months ended September 30, 2002 included increased costs related to the General Partner's efforts to collect receivables owed to the Partnership.

General and administrative expenses increased for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 primarily due to a) increased insurance costs of approximately $65,000, and b) upgrades to computer equipment of approximately $52,000 needed to effectively and efficiently manage the Partnership's assets. General and administrative expenses increased for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 primarily due to increased equipment storage costs of approximately $34,000.

Provision for Losses

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

The realization of greater than the carrying value of equipment (which occurs when the equipment is remarketed subsequent to initial lease termination) is reported as equipment sales margin (if the equipment is sold) or leasing margin (if the equipment is re-leased). Losses related to credit exposure, if any, and residual value exposure, if any, are recorded as provision for losses. Residual value exposure includes equipment returned to the Partnership subsequent to initial lease termination and equipment sold to the lessee subsequent to initial lease termination.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Additionally, residual value exposure includes assets currently under lease. The Partnership performs quarterly assessments of the estimated net realizable value (NRV assessments) of its assets under lease to identify any other-than-temporary losses in value that, if any, are also recorded as provision for losses.

The provision for losses of $125,250 recorded during the nine months ended September 30, 2003 related primarily to losses of approximately $154,000 related to equipment returned to the Partnership subsequent to initial lease termination, approximately $38,000 related to equipment sold to the lessee subsequent to initial lease termination and approximately $33,000 related to NRV assessments; offset by reversal of $100,000 of provision for losses. The General Partner reviewed the accounts receivable balances during the nine months ended September 30, 2003 and determined that the accounts receivable allowance was greater than the amount required because of the General Partner's efforts to collect receivables owed to the Partnership.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. Available cash and cash reserves of the Partnership are invested in short-term government securities (considered cash equivalents) pending distribution to the partners.

During the nine months ended September 30, 2003, the Partnership declared distributions to the Class A limited partners of $3,362,040 ($42,570 of which was paid during October 2003). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2003 to meet current operating requirements and fund cash distributions to partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004.

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

Item 4.    Controls and Procedures

The Partnership carried out an evaluation as of September 30, 2003, under the supervision and with the participation of the General Partner's management, including the President and Director, and the Chief Accounting Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the President and Director, and the Chief Accounting Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q. There have been no changes in the Partnership's internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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



                                   CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   By: CAI Equipment Leasing IV Corp.


Dated: November 14, 2003           By: /s/John F. Olmstead
                                       -------------------
                                   John F. Olmstead
                                   President and Director
                                   (Principal Executive Officer)

                                   CAPITAL PREFERRED YIELD FUND-III, L.P.

                                   By: CAI Equipment Leasing IV Corp.


Dated: November 14, 2003           By: /s/Joseph F. Bukofski
                                       ---------------------
                                   Joseph F. Bukofski
                                   Chief Accounting Officer
                                   (Principal Accounting and Financial Officer)

                            SECTION 302 CERTIFICATION

I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended September 30, 2003;

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


                                   /s/ John F. Olmstead
                                   --------------------
                                       John F. Olmstead
                                    President and Director
                                (Principal Executive Officer)
                                      November 14, 2003

                            SECTION 302 CERTIFICATION

I, Joseph F. Bukofski, Chief Accounting Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report of the Partnership on Form 10-Q for the quarterly period ended September 30, 2003;

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



                                 /s/ Joseph F. Bukofski
                                 ----------------------
                                     Joseph F. Bukofski
                                   Chief Accounting Officer
                         (Principal Accounting and Financial Officer)
                                      November 14, 2003