Form 10-K
period 2003-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2004-03-31
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 33-44158


                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        84-1248907
(State of organization)                  (I.R.S. Employer Identification Number)

7901 Southpark Plaza, Ste. 107, Littleton, CO              80120
 (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (303) 268-6550

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

The Partnership may assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a nonrecourse basis. The proceeds of this nonrecourse debt financing were utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution has a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, are recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense are recorded.

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

The Partnership leases equipment to thirty nine lessees. General Motors Corporation accounted for approximately 28% and E-Trade Group for 17% of total revenue during 2003. These same two lessees accounted for approximately 23% and 15%, respectively, of total revenue during 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

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

(b)     At December 31, 2003, there were 2,834 Class A limited partners.

(c)     Distributions
        -------------

        During 2003, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:


                                           Distributions Per
                                           $100 Investment
     For the                Payment         (computed on             Total
  Period Ended            Made During      weighted average)     Distributions
  ------------            -----------      -----------------     -------------

December 31, 2002       January 2003          $  0.733           $  359,907
January 31, 2003        February 2003            0.805              395,381
February 28, 2003       March 2003               1.238              607,899
March 31, 2003          April 2003               0.571              280,255
April 30, 2003          May 2003                 0.631              309,880
May 31, 2003            June 2003                0.509              250,079
June 30, 2003           July 2003                1.564              768,126
July 31, 2003           August 2003              0.846              415,150
August 31, 2003         September 2003           0.594              291,594
September 30, 2003      October 2003             0.089               43,676
October 31, 2003        November 2003            0.769              377,589
November 30, 2003       December 2003            0.411              201,941
                                                 -----              -------
                                             $    8.76           $4,301,477
                                             =========           ==========

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

        Distributions for the month ended December 31, 2003, totaling $203,164, were paid to the Class A limited partners in January, 2004. Distributions to the general partner and Class B limited partner during 2003 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

        The general partner believes that the Partnership will generate sufficient cash flows from operations during 2004, to (1) meet current operating requirements, and (2) make cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

        During 2002, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

                                             Distributions Per
                                              $100 Investment
       For the              Payment            (computed on            Total
    Period Ended          Made During        weighted average)     Distributions
    ------------          -----------        -----------------     -------------

 December 31, 2001        January 2002         $  1.584            $  777,897
 January 31, 2002         February 2002           1.491               731,955
 February 28, 2002        March 2002              1.440               707,246
 March 31, 2002           April 2002              0.884               434,119
 April 30, 2002           May 2002                1.275               626,201
 May 31, 2002             June 2002               1.883               924,684
 June 30, 2002            July 2002               1.165               571,915
 July 31, 2002            August 2002             1.501               736,897
 August 31, 2002          September 2002          0.863               423,954
 September 30, 2002       October 2002            0.826               405,360
 October 31, 2002         November 2002           1.351               663,508
 November 30, 2002        December 2002           0.637               312,846
                                                  -----               -------
                                               $  14.90            $7,316,582
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

                               Distribution Amount            Distribution %
                               per $100 Class A              per $100 Class A
                              Limited Partner Unit         Limited Partner Unit
          Payment               (computed on                   (computed on
        Made During            weighted average)          weighted average) (1)
        -----------            -----------------          ---------------------

          1994                   $   5.25                          10.5%
          1995                      10.50                          10.5%
          1996                      10.50                          10.5%
          1997                      10.50                          10.5%
          1998                      10.50                          10.5%
          1999                      10.50                          10.5%
          2000                      16.06                          16.1%
          2001                      16.55                          16.5%
          2002                      14.90                          14.9%
          2003                       8.76                           8.8%
                                   ------
                                $  114.02
                                =========

(1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.

Item 6. Selected Financial Data
        -----------------------

The following selected financial data relates to the years ended December 31, 2003 through 1999. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                       2003           2002          2001            2000            1999
                                                       ----           ----          ----            ----            ----

Total revenue                                    $  4,951,076   $  8,339,368   $ 11,421,913    $ 15,392,908    $ 17,896,120
Net income (loss)                                     740,420      1,070,697       (366,977)        473,136       2,200,668
Net income (loss) per weighted average Class A
  limited partner unit outstanding                       1.41           2.02          (0.91)           0.79            4.32
Total assets                                        5,634,280     11,199,226     20,677,301      32,441,172      42,103,741
Discounted lease rentals                              842,983      2,526,644      4,985,065       8,686,491       9,257,171
Distributions declared to partners                  4,186,599      7,003,451      8,405,024       8,208,014       5,271,238
Distributions declared per weighted average
  Class A limited partner unit outstanding              08.44          14.05          16.88           16.44           10.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operation
        ------------

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

Additionally, the general partner performs quarterly assessments of the carrying value of its assets, including future contractual rent collections and an estimate of future residual value. Recovery of an asset is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. When estimating future contractual rent collections, the general partner considers the then current credit quality of the lessee. When estimating future residuals, the general partner considers all relevant facts regarding the equipment and the lessee, including, for example, the likelihood that the lessee will re-lease or purchase the equipment. If an impairment loss is indicated, the loss recognized in the quarter is measured by the amount the carrying value of an asset exceeds its estimated future net discounted cash flows.

On a per lease basis, future reported results could differ considerably from expected results as conditions arise that significantly affect these two critical assumptions. However, the general partner believes that on a portfolio basis, the likelihood of materially different reported results is minimized (but not removed entirely) because in the normal course of business the Partnership
a) assigns certain future rents on a nonrecourse basis to financial institutions for an up front cash payment and b) attempts to keep the Partnership's portfolio diversified as to lessee and equipment type concentrations. Should the contractual rents not be collected or estimated future residual values not be realized, operating results would be directly impacted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                        Years Ended December 31,                     Years Ended December 31,
                                        ------------------------                     ------------------------
                                  2003           2002          Change          2002           2001          Change
                                  ----           ----          ------          ----           ----          ------
Leasing margin               $ 1,440,864    $ 2,071,620    $  (630,756)   $ 2,071,620    $ 1,857,241    $   214,379
Equipment sales margin           483,302        394,470         88,832        394,470        427,592        (33,122)
Interest income                    6,566         20,849        (14,283)        20,849         54,127        (33,278)
Management fees paid to
    general partner             (101,662)      (176,799)        75,137       (176,799)      (245,156)        68,357
Direct services from
    general partner             (246,134)      (265,908)        19,774       (265,908)      (216,350)       (49,558)
General and administrative      (524,766)      (453,035)       (71,731)      (453,035)      (628,681)       175,646
Provision for losses            (317,750)      (520,500)       202,750       (520,500)    (1,615,750)     1,095,250
                             -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)          $   740,420    $ 1,070,697    $  (330,277)   $ 1,070,697    $  (366,977)   $ 1,437,674
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

Leasing Margin

Leasing margin consists of the following:

                                                           Years Ended December 31,
                                               ---------------------------------------------
                                                     2003            2002            2001
                                                     ----            ----            ----
Operating lease rentals                        $  4,311,974    $  7,681,545     $ 10,545,224
Direct finance lease income                         149,234         242,504          394,970
Depreciation                                     (2,882,035)     (5,540,977)      (8,531,511)
Interest expense on discounted lease rentals       (138,309)       (311,452)        (551,442)
                                               ------------    ------------     ------------
  Leasing margin                               $  1,440,864    $  2,071,620     $  1,857,241
                                               ============    ============     ============

Leasing margin ratio                                   32 %              26%              17%
                                                       ==                ==               ==

All components of leasing margin decreased due to portfolio runoff.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage, and the amount of discounted lease rentals financing the portfolio. Leasing margin decreased due to portfolio runoff, and leasing margin ratio increased primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

higher as leases enter their remarketing stage because typically the rate of return on remarketed leases is higher. Leasing margin ratio for a direct finance lease is fixed as the lease matures. However, leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                   Years Ended December 31,
                          -----------------------------------------
                              2003           2002           2001
                              ----           ----           ----
Equipment sales revenue   $ 1,540,794    $ 1,544,768    $ 1,889,127
Cost of equipment sales    (1,057,492)    (1,150,298)    (1,461,535)
                           ----------     ----------     ----------
Equipment sales margin    $   483,302    $   394,470    $   427,592
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

Direct services from the general partner decreased in 2003 compared to 2002 primarily due to portfolio runoff. There are fewer leases which, therefore, require less time for asset management services. Direct services from the general partner increased in 2002 compared to 2001 primarily due to increased costs related to management's efforts to collect receivables owed to the Partnership.

General and administrative expenses were higher in 2003 compared to 2002 primarily due to an upgrade in computer hardware and software and the associated consulting expenses for its set up as well as a sharp increase in Directors and Officer's insurance premium. General and administrative expenses were higher in

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

2001 compared to 2002 because 2001 included charges for software and computer equipment and charges for data processing and a computer conversion.

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

The provision for losses recorded during 2003 related to the following:
o $169,000 related to the estimated decline in residual value of various equipment returned to the Partnership at lease maturity.
o $248,750 recognized for losses incurred on equipment sold subsequent to lease maturity.
o    ($100,000) to adjust the reserve for uncollectible accounts

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

During 2003, 2002 and 2001, the Partnership declared distributions to the Class A limited partners of $4,144,734, $6,898,416 and $8,285,974, respectively, of which $203,164 was paid during January 2004. A substantial portion of such distributions are expected to constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

The general partner believes that the Partnership will generate sufficient cash flows from operations during 2004 to (1) meet current operating requirements, and (2) make cash distributions to the Class A limited partners in accordance with the Partnership Agreement. Distributions during the liquidation period will be based upon cash availability and will vary. All distributions are expected to be a return of capital for economic and accounting purposes.

III.     New Accounting Pronouncements
         -----------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The adoption of SFAS 145 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership's leases with equipment users are non-cancelable and have lease rates which are fixed at lease inception. The Partnership finances its leases, in part, with discounted lease rentals at a fixed debt rate. The Partnership's other assets and liabilities are also at fixed rates. Consequently, the Partnership has limited interest rate risk or other market risk exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                            Page
                                                                          Number
                                                                          ------
         Financial Statements
         --------------------

            Independent Auditors' Report                                    15

            Balance Sheets at December 31, 2003 and 2002                    16

            Statements of Operations for the years ended
              December 31, 2003, 2002 and 2001                              17

            Statements of Partners' Capital for the years ended
              December 31, 2003, 2002 and 2001                              18

            Statements of Cash Flows for the years ended
              December 31, 2003, 2002 and 2001                           19-20

            Notes to Financial Statements                                21-30



         Financial Statement Schedule
         ----------------------------

            Independent Auditors' Report on Schedule                       31

            Schedule II - Valuation and Qualifying Accounts                32

                          Independent Auditor's Report
                          ----------------------------




The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                             /s/KPMG LLP
                                             -----------
                                             KPMG LLP

Denver, Colorado
March 2, 2004

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                     ASSETS

                                                                 2003          2002
                                                                 ----          ----
Cash and cash equivalents                                   $   704,176   $ 1,229,412
Accounts receivable, net of allowance for losses
    of $28,074 in 2003 and $139,250 in 2002                      45,210       158,424
Equipment held for sale                                          54,503        51,730
Net investment in direct finance leases                         687,733     1,368,607
Leased equipment, net                                         4,142,658     8,391,053
                                                            -----------   -----------

    Total assets                                            $ 5,634,280   $11,199,226
                                                            ===========   ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $   866,382   $ 1,076,491
    Payables to affiliates                                       67,264        48,510
    Rents received in advance                                    23,341       108,771
    Distributions payable to partners                           205,030       363,351
    Discounted lease rentals                                    842,983     2,526,644
                                                            -----------   -----------

    Total liabilities                                         2,005,000     4,123,767
                                                            -----------   -----------

Partners' capital:
    General partner                                                --            --
    Limited partners:
          Class A 500,000 units authorized; 491,016 units
             issued and outstanding in 2003 and 2002          3,358,345     6,811,509
          Class B                                               270,935       263,950
                                                            -----------   -----------

                  Total partners' capital                     3,629,280     7,075,459
                                                            -----------   -----------

                  Total liabilities and partners' capital   $ 5,634,280   $11,199,226
                                                            ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2003, 2002 and 2001

                                                              2003           2002            2001
                                                              ----           ----            ----
Revenue:
    Operating lease rentals                              $  4,311,974   $  7,681,545    $ 10,545,224
    Direct finance lease income                               149,234        242,504         394,970
    Equipment sales margin                                    483,302        394,470         427,592
    Interest income                                             6,566         20,849          54,127
                                                         ------------   ------------    ------------

          Total revenue                                     4,951,076      8,339,368      11,421,913
                                                         ------------   ------------    ------------

Expenses:
    Depreciation                                            2,882,035      5,540,977       8,531,511
    Management fees paid to general partner                   101,662        176,799         245,156
    Direct services from general partner                      246,134        265,908         216,350
    General and administrative                                524,766        453,035         628,681
    Interest on discounted lease rentals                      138,309        311,452         551,442
    Provision for losses                                      317,750        520,500       1,615,750
                                                         ------------   ------------    ------------

             Total expenses                                 4,210,656      7,268,671      11,788,890
                                                         ------------   ------------    ------------

Net income (loss)                                        $    740,420   $  1,070,697    $   (366,977)
                                                         ============   ============    ============

Net income (loss) allocated:
    To the general partner                               $     41,865   $     70,035    $     84,050
    To the Class A limited partners                           691,570        990,655        (446,516)
    To the Class B limited partner                              6,985         10,007          (4,511)
                                                         ------------   ------------    ------------

                                                         $    740,420   $  1,070,697    $   (366,977)
                                                         ============   ============    ============

Net income (loss) per weighted average Class A limited
    partner unit outstanding                             $       1.41   $       2.02    $      (0.91)
                                                         ============   ============    ============

Weighted average Class A limited partner
    units outstanding                                         491,016        491,016         491,016
                                                         ============   ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2003, 2002 and 2001

                                                      Class A
                                                      Limited      Class A        Class B
                                         General      Partner      Limited        Limited
                                         Partner      Units        Partners       Partner         Total
                                         -------      -------      --------       -------         -----
Partners' capital, January 1, 2001     $    --        491,016   $ 21,451,760    $  328,454    $ 21,780,214

Net income (loss)                         84,050         --         (446,516)       (4,511)       (366,977)
Distributions declared to partners       (84,050)        --       (8,285,974)      (35,000)     (8,405,024)
                                       ---------      -------   ------------    ----------    ------------

Partners' capital, December 31, 2001        --        491,016     12,719,270       288,943      13,008,213

Net income                                70,035         --          990,655        10,007       1,070,697
Distributions declared to partners       (70,035)        --       (6,898,416)      (35,000)     (7,003,451)
                                       ---------      -------   ------------    ----------    ------------

Partners' capital, December 31, 2002        --        491,016      6,811,509       263,950       7,075,459

Net income                                41,865         --          691,570         6,985         740,420
Distributions declared to partners       (41,865)        --       (4,144,734)      (   -  )      4,186,599)
                                       ---------      -------   ------------    ----------    ------------
Partners' capital, December 31, 2003   $    --        491,016      3,358,345       270,935       3,629,280
                                       =========      =======   ============    ===========   ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                          STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 2003, 2002 and 2001

                                                                     2003            2002            2001
                                                                     ----            ----            ----
Cash flows from operating activities:
    Net income (loss)                                           $    740,420    $  1,070,697    $   (366,977)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation                                                 2,882,035       5,540,977       8,561,511
      Provision for losses                                           317,750         520,500       1,615,750
      Proceeds, net of gains on equipment sales                      944,482       1,150,298       1,461,535
      Recovery of investment in direct finance leases                688,376         793,508         915,388
      Other                                                           (6,146)           --              --

      Changes in assets and liabilities:
          (Increase) decrease in accounts receivable, net            213,214       1,098,616        (686,625)
          Increase (decrease) in accounts payable and accrued
               liabilities                                          (210,109)       (728,550)        786,863
          Increase (decrease) in payables to affiliates               18,754            (296)       (145,950)
          Increase (decrease) in rents received in advance           (85,430)         68,566         (68,546)
                                                                ------------    ------------    ------------
Net cash provided by operating activities                          5,503,346       9,514,316      12,042,949
                                                                ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on discounted lease rentals                (1,683,661)     (2,458,421)     (3,701,426)
    Distributions to partners                                     (4,344,921)     (7,430,071)     (8,267,835)
                                                                ------------    ------------    ------------
Net cash used in financing activities                             (6,028,582)     (9,888,492)    (11,969,261)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                (525,236)       (374,176)         73,688
Cash and cash equivalents at beginning of year                     1,229,412       1,603,588       1,529,900
                                                                ------------    ------------    ------------
Cash and cash equivalents at end of year                        $    704,176    $  1,229,412    $  1,603,588
                                                                ============    ============    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                          STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 2003, 2002 and 2001


                                                         2003        2002        2001
                                                         ----        ----        ----
Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals         $ 138,309   $ 311,452   $ 551,421




                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     Organization
     ------------

     Capital Preferred Yield Fund-III, L.P. (the "Partnership") was organized on November 2, 1993 as a limited partnership under the laws of the State of Delaware pursuant to an Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed for the purpose of acquiring and leasing a diversified portfolio of equipment to unaffiliated third parties. The Partnership will continue until December 31, 2011 unless terminated earlier in accordance with the terms of the Partnership Agreement. All equipment owned by the Partnership is expected to be sold and the Partnership liquidated during 2004. The general partner of the Partnership is CAI Equipment Leasing IV Corp., a wholly owned subsidiary of Mishawaka Leasing Company, Inc. ("MLC").

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

     Use of Estimates
     ----------------

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.   Organization and Summary of Significant Accounting Policies, continued
     -----------------------------------------------------------

     Recently Issued Financial Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. SFAS 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. The adoption of SFAS 145 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated With Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3 (EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 did not have a material impact on the Partnership's financial position, results of operations or cash flows.

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

     Cash Equivalents

     The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents. Cash equivalents of approximately $700,000 and $1,200,000 at December 31, 2003 and 2002, respectively, are comprised of investments in a mutual fund which invests solely in U.S. Government treasury bills having maturities of 90 days or less.

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

2.   Net Investment in Direct Finance Leases
     ---------------------------------------

     The components of the net investment in direct finance leases as of December 31, were:

                                                     2003              2002
                                                     ----              ----

     Minimum lease payments receivable            $ 536,041        $ 1,317,270
     Estimated residual values                      222,660            224,026
     Unearned income                                (70,968)          (172,689)
                                                  ---------        -----------
            Total                                 $ 687,733        $ 1,368,607
                                                  =========        ===========

3.   Leased Equipment, net
     ---------------------

     The Partnership's investment in equipment on operating leases by major classes as of December 31, were:

                                                      2003              2002
                                                      ----              ----

     Transportation and industrial equipment    $   9,263,144     $  13,601,424
     Computers and peripherals                        142,382         3,333,477
     Furniture, fixtures and equipment              5,805,976         6,585,861
     Other                                            592,557         1,002,194
                                                -------------     -------------
                                                   15,804,059        24,522,956
     Accumulated depreciation                     (11,661,401)      (16,131,903)
                                                -------------     -------------
                                                $   4,142,658     $   8,391,053
                                                -------------     -------------

     Depreciation expense for 2003, 2002 and 2001 was $2,882,035, $5,540,977 and
     $8,531,511, respectively.

4.   Future Minimum Lease Payments
     -----------------------------

     Future minimum lease payments receivable from noncancelable leases as of December 31, 2003 are as follows:

     Years Ending December 31,         Direct Finance Leases    Operating Leases
     -------------------------         ---------------------    ----------------

             2004                          $ 505,831              $ 1,297,073
             2005                             30,210                  127,781
             2006                                  -                    5,711
             2007                                  -                    1,428
             Thereafter                            -                     -
                                           ---------              -----------
                      Total                $ 536,041              $ 1,431,994
                                           =========              ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.   Discounted Lease Rentals
     ------------------------

     Discounted lease rentals outstanding at December 31, 2003 bear interest at rates primarily ranging between 6% and 11%. Aggregate maturities of such nonrecourse obligations are:

     ears Ending December 31,

            2004                                  $  821,083
            2005                                      21,900
            2006                                           -
                                                  ----------
                       Total                      $  842,983
                                                  ==========

6.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Origination Fee and Evaluation Fee
     ----------------------------------

     The general partner receives a fee equal to 3.5% of the purchase price of equipment acquired by the Partnership (up to a maximum cumulative amount as specified in the Partnership Agreement), 1.5% of which represents compensation for selecting, negotiating and consummating the acquisition of the equipment and 2% of which represents reimbursement for services rendered in connection with evaluating the suitability of the equipment and the creditworthiness of the lessees. No origination and evaluation fees were paid during 2003, 2002 or 2001. All origination and evaluation fees were capitalized by the Partnership as part of the cost of equipment on operating leases and net investment in direct financing leases.

     Management Fees Paid to General Partner
     ---------------------------------------

     The general partner earns management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $102,000, $177,000, and $245,000 during 2003, 2002 and 2001, respectively.

     Direct Services from General Partner
     ------------------------------------

     The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $246,000, $266,000, and $216,000 of direct services from the general partner during 2003, 2002 and 2001, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

6.   Transactions With the General Partner and Affiliates, continued
     ---------------------------------------------------------------

     Equipment Purchases
     -------------------

     The Partnership did not purchase any equipment during 2003 or 2002.

     Payables to Affiliates
     ----------------------

     Payables to affiliates of approximately $67,000 at December 31, 2003 and $49,000 at December 31, 2002 consists of $7,000 for management fees paid to the general partner, $35,000 for reimbursable general and administrative expenses and $25,000 for direct services from general partner for 2003; and $12,000 for management fees paid to general partner, $22,000 for reimbursable general and administrative expenses and $15,000 for direct services from general partner for 2002.

7.   Tax Information (Unaudited)
     ---------------------------

     The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                             2003          2002          2001
                                                             ----          ----          ----
     Net income (loss) per financial statements          $   740,420   $ 1,070,697   $  (366,977)
     Direct finance leases                                   363,367       811,596     1,417,606
     Depreciation                                            233,187       108,069    (1,273,495)
     Provision for losses                                    317,750       520,500     1,615,750
     Gain (loss) on sale of equipment                       (263,410)     (448,144)     (221,757)
     Other                                                   274,131      (118,167)       71,179
                                                         -----------   -----------   -----------
     Partnership income for federal income tax purposes  $ 1,665,445   $ 1,944,551   $ 1,242,306
                                                         ===========   ===========   ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

7.   Tax Information (Unaudited), continued
     --------------------------0

     The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                              2003            2002           2001
                                                              ----            ----           ----
     Partners' capital per financial statements          $  3,629,280    $  7,075,459   $ 13,008,213
     Commissions and offering costs                         7,184,603       7,184,603      7,184,603
     Direct finance leases                                 12,797,862      12,434,495     11,622,899
     Depreciation                                         (21,785,754)    (22,018,941)   (22,127,010)
     Provision for losses                                   8,501,436       8,183,686      7,663,186
     Gain (loss) on sale of equipment                        (710,939)       (447,529)           615
     Other                                                    515,114         240,982        307,319
                                                         ------------    ------------   ------------
     Partners' capital for federal income tax purposes   $ 10,131,602    $ 12,652,755   $ 17,659,825

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

     The Partnership leases equipment to a significant number of lessees. Two lessees accounted for approximately 28% and 17%, respectively, of total revenue during 2003. These same two lessees accounted for approximately 23% and 15%, respectively, of total revenue during 2002. One lessee and its affiliates accounted for approximately 13% of total revenue during 2001.

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

                    Independent Auditor's Report on Schedule
                    ----------------------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 12, 2004, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2003 and 2002, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003 which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/KPMG LLP
                                            -----------
                                            KPMG LLP

Denver, Colorado
March 2, 2004

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2003, 2002 and 2001


COLUMN A                    COLUMN B          COLUMN C           COLUMN D         COLUMN E
------------------------------------------------------------------------------------------
                           Balance at        Additions                             Balance
                            Beginning    Charged (Reversed)                        at End
Classification             of Period        to Expenses        Deductions(1)     of Period
--------------             ---------        -----------        -------------     ---------
       2003
       ----
Allowance for losses:
     Accounts receivable   $ 139,250        $(100,000)          $ (11,176)       $  28,074

       2002
       ----
Allowance for losses:
  Accounts receivable      $ 369,211        $    --             $(229,961)       $ 139,250

       2001
       ----
Allowance for losses:
  Accounts receivable      $ 117,000        $ 300,000           $ (47,789)       $ 369,211



(1) Principally charge-offs against the established allowances

            See accompanying independent auditor's report on schedule

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

Item 10. Directors and Executive Officers of the Partnership
         ---------------------------------------------------

The Partnership has no officers and directors. The general partner manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the general partner is as follows:

                      CAI Equipment Leasing IV Corporation

                  Name                  Positions Held
                  ----                  --------------

             John F. Olmstead           President and Director
             Mary M. Ebele              Principal Financial Officer

John F. Olmstead, age 60, is President of Mishawaka Leasing Co., Inc. since its formation in September 2000. He was Senior Vice President of CAI from December 1988 until June 2000. He has served as Chairman of the Board for Neo-kam Industries, Inc., Matchless Metal Polish Company, Inc. and ACL, Inc. since 1983. He has over 30 years of experience holding various positions of responsibility in the leasing industry. Mr. Olmstead holds a Bachelor of Science degree from Indiana University and a Juris Doctorate degree from Indiana Law School.

Mary M. Ebele, age 41, has been with Mishawaka Leasing Co. as a Lease Accountant since its formation in September 2000. She worked in a similar capacity at CAI from August 1999 until November 2000. She holds a Bachelor of Arts degree from the State University of New York at Potsdam and is currently pursuing a second degree from Metro State College in Denver, Colorado.

Item 11. Executive Compensation
         ----------------------

Joseph Bukofski provided services related to the Partnership's accounting as a consultant to the general partner up until November 2003. The Partnership paid $15,728 to Mr. Bukofski during 2003 and $12,267 during 2002 for such services. No compensation was paid by the Partnership to any other officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions," which is incorporated herein by reference, for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2003.

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

          CAI Equipment Leasing IV Corp. is the general partner.

          The names and addresses of the general partner and the Class B limited partner are as follows:

          General Partner
          ---------------

          CAI Equipment Leasing IV Corp.
          7901 Southpark Plaza
          107
          Littleton, Colorado 80120

          Class B Limited Partner
          -----------------------

          Mishawaka Leasing Company, Inc.
          7901 Southpark Plaza
          107
          Littleton, Colorado 80120

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2003.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2003:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $101,662 for 2003.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $246,134 during 2003.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $41,865, respectively, for 2003. Net income allocated to the Class B limited partner totaled $6,985 for 2003.

Item 14.  Controls and Procedures
          -----------------------

Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the general partner's management, including the President and Director, and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based on that evaluation, the general partner's management, including the President and Director, and the Principal Financial Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)
          and
          (d) The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

               2.   Financial Statement Schedule: (Incorporated by reference to
                    Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2003.

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

               4.1*   Capital Preferred Yield Fund-III Limited Partnership
                      Agreement

               4.2* First Amendment to Limited Partnership Agreement dated June 14, 1994

               4.3* Amended and Restated Agreement of Limited Partnership of Capital Preferred Yield Fund-III, L.P.

               99.1   Certification by John F. Olmstead pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2   Certification by Mary M. Ebele pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

Dated: March 30, 2004               Capital Preferred Yield Fund-III, L.P.

                                       By: CAI Equipment Leasing IV Corporation

                                       By: /s/John F. Olmstead
                                           -------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2003.

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

Dated:  March 30, 2004                  Capital Preferred Yield Fund-III, L.P.

                                        By: CAI Equipment Leasing IV Corporation

                                        By: /s/ Mary M. Ebele
                                            -----------------
                                            Mary M. Ebele
                                            Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2004.

Signature                                 Title
---------                                 -----

/s/Mary M. Ebele
-----------------
Mary M. Ebele                    Principal Financial Officer

CERTIFICATION

     I, John F. Olmstead, President and Director of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

          1. I have reviewed this report on Form 10-K of the Partnership;

          2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

          4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f)) for the Partnership and have:

               a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

               b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

               c. Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

               d. Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

          5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

               a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.

                                     /s/ John F. Olmstead
                                    --------------------
                                        John F. Olmstead
                                      President and Director
                                  (Principal Executive Officer)
                                          March 30, 2004

CERTIFICATION

     I, Mary M. Ebele, Principal Financial Officer of CAI Equipment Leasing IV Corp., the General Partner of Capital Preferred Yield Fund-III, L.P. (the "Partnership"), certify that:

     1. I have reviewed this report on Form 10-K of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. The Partnership's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-15(f)) for the Partnership and have:

          b. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

          b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          c. Evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          d. Disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.

                                   /s/ Mary M. Ebele
                                   -----------------
                                       Mary M. Ebele
                               Principal Financial Officer
                                      March 30, 2004