Form 10-Q
period 2004-06-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2004-08-13
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                      to
                              ----------------------

Commission file number                        33-44158
                      --------------------------------

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

                        Exhibit Index appears on Page 14

                               Page 1 of 19 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                                  June 30, 2004


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets - June 30, 2004 and December 31, 2003             3

              Statements of Income - Three and Six Months Ended
              June 30, 2004 and 2003                                          4

              Statements of Cash Flows -Six Months Ended
              June 30, 2004 and 2003                                           5

              Notes to Financial Statements                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     8-12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

     Item 4.  Controls and Procedures                                         12

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                           13

     Item 6.  Exhibits and Reports on Form 8-K                                13

               Exhibit Index                                                  14

               Signatures                                                     15

               Certifications                                              16-19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                       June 30,    December 31,
                                                          2004           2003
                                                          ----           ----
                                                      (Unaudited)

Cash and cash equivalents                              $  861,361     $  704,176
Accounts receivable, net                                  217,849         45,210
Prepaid Insurance                                          35,283           --
Equipment held for sale or re-lease                        49,567         54,503
Net investment in direct finance leases                   365,442        687,733
Leased equipment, net                                   3,016,524      4,142,658
                                                       ----------     ----------

Total assets                                           $4,546,026     $5,634,280
                                                       ==========     ==========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities           $  885,521     $  866,382
    Payables to affiliates                                 55,124         67,264
    Rents received in advance                               6,037         23,341
    Distributions payable to partners                      50,013        205,030
    Discounted lease rentals                              132,146        842,983
                                                       ----------     ----------

Total liabilities                                       1,128,841      2,005,000
                                                       ----------     ----------

Partners' capital:
    General partner                                          --             --
    Limited partners:
          Class A                                       3,143,963      3,358,345
          Class B                                         273,222        270,935
                                                       ----------     ----------

Total partners' capital                                 3,417,185      3,629,280
                                                       ----------     ----------

Total liabilities and partners' capital                $4,546,026     $5,634,280
                                                       ==========     ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended         Six Months Ended
                                                    June 30,                  June 30,
                                                    --------                  --------
                                               2004         2003         2004         2003
                                               ----         ----         ----         ----
Revenue:
  Operating lease rentals                   $  932,933   $1,135,038   $1,705,836   $2,329,553
  Direct finance lease income                   12,166       43,967       29,743       90,852
  Equipment sales margin                        31,608      125,909       53,141      337,503
  Interest income                                  884        2,191        1,675        4,428
                                            ----------   ----------   ----------   ----------

Total revenue                                  977,591    1,307,105    1,790,395    2,762,336
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                                 549,331      790,717    1,044,265    1,696,313
  Management fees to general partner            22,600       26,482       40,934       56,245
  Direct services from general partner          55,915       59,217      109,675      125,062
  General and administrative                   130,195      115,399      256,571      374,747
  Interest on discounted lease rentals          23,870       39,075       50,245       86,827
  Provision for losses                          33,000       13,250       55,500       79,250
                                            ----------   ----------   ----------   ----------

Total expenses                                 814,911    1,044,140    1,557,190    2,418,444
                                            ----------   ----------   ----------   ----------

Net income                                  $  162,680   $   62,965   $   33,205   $  343,892
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $    1,500   $   13,415   $    4,453   $   26,380
  To the Class A limited partners              159,569      247,055      226,465      314,337
  To the Class B limited partner                 1,611        2,495        2,287        3,175
                                            ----------   ----------   ----------   ----------

                                            $  162,680   $  262,965   $  233,205   $  343,892
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     0.32   $     0.50   $     0.46   $     0.64
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011      491,011      491,011
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                         2004           2003
                                                         ----           ----

Net cash provided by operating activities            $ 1,468,339    $ 3,347,762
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals     (710,837)      (827,403)
     Distributions to partners                          (600,317)    (2,225,651)
                                                     -----------    -----------
Net cash used in financing activities                 (1,311,154)    (3,053,054)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents     157,185        294,708
Cash and cash equivalents at beginning of period         704,176      1,229,412
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   861,361    $ 1,524,120
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals       $    50,245    $    86,827


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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the six months ended June 30, 2004 and 2003 were $55,500 and $79,250 for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2004.

     Certain amounts recorded for the quarter ended June 30, 2003 were reclassified in the December 31, 2003 financial statements. As such, the amounts presented for the three months and six months ended June 30, 2003 do not agree to previously filed form 10 Q's. However, as no partners entered or left the fund since June 30, 2003, there is no net impact to the partners.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the six months ended June 30, 2004 and 2003 were $40,934 and $56,245, respectively. At June 30, 2004 and December 31, 2003 management fees of $10,232 and $7,121, respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from the general partner for the six months ended June 30, 2004 and 2003 were $109,675 and $125,062, respectively. At June 30, 2004 and December 31, 2003 direct services from the General Partner of $19,694 and $24,821, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the six months ended June 30, 2004 and 2003 were $256,571 and $374,747, respectively. At June 30, 2004 and December 31, 2003 general and administrative costs of $25,198 and $35,322, respectively, are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements o

                                                   Three Months                           Six Months
                                                   Ended June 30,                        Ended June 30,
                                       --------------------------------------------------------------------------
                                          2004         2003        Change       2004         2003          Change
                                          ----         ----        ------       ----         ----          ------

Leasing margin                         $ 371,898    $ 349,213    $  22,685    $ 641,069    $ 637,265    $   3,804
Equipment sales margin                    31,608      125,909      (94,301)      53,141      337,503     (284,362)
Interest income                              884        2,191       (1,307)       1,675        4,428       (2,753)
Management fees to general partner       (22,600)     (26,482)       3,882      (40,934)     (56,245)      15,311
Direct services from general partner     (55,915)     (59,217)       3,302     (109,675)    (125,062)      15,387
General and administrative              (130,195)    (115,399)     (14,796)    (256,571)    (374,747)     118,176
Provision for losses                     (33,000)     (13,250)     (19,750)     (55,500)     (79,250)      23,750
                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income                           $ 162,680    $ 262,965    $(100,285)   $ 233,205    $ 343,892    $(110,687)
                                       =========    =========    =========    =========    =========    =========

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

Leasing Margin

Leasing margin consists of the following:

                                                       Three Months                     Six Months
                                                          Ended                           Ended
                                                        June 30,                         June 30,
                                               -----------------------------------------------------------
                                                   2004            2003            2004            2003
                                                   ----            ----            ----            ----
Operating lease rentals                        $   932,933     $ 1,135,038     $ 1,705,836     $ 2,329,553
Direct finance lease income                         12,166          43,967          29,743          90,852
Depreciation                                      (549,331)       (790,717)     (1,044,265)     (1,696,313)
Interest expense on discounted lease rentals       (23,870)        (39,075)        (50,245)        (86,827)
                                                   -------         -------         -------         -------
   Leasing margin                              $   371,898     $   349,213     $   641,069     $   637,265
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 39%             30%             37%             26%
                                                        ==              ==              ==              ==

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

The components of leasing margin decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily as a result of portfolio runoff.

Leasing margin ratio increased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                  Three Months Ended          Six Months Ended
                                      June 30,                     June 30,
                            --------------------------   ---------------------------
                                 2004           2003            2004          2003
                                 ----           ----            ----          ----
Equipment sales revenue     $    53,025    $   635,094    $   105,275    $ 1,180,463
Cost of equipment sales         (21,417)      (509,185)       (52,134)      (842,960)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $    31,608    $   125,909    $    53,141    $   337,503
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 decreased due to portfolio run-off.

Direct services from the General Partner decreased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 primarily due to the decreasing size of the portfolio.

General and administrative expenses decreased for the six months ended June 30, 2004 compared to June 30, 2003 primarily due to a) upgrades to computer equipment and the associated consulting expenses that were incurred in 2003 and
b) change in recognition of prepaid insurance. General and administrative expenses increased for the three months ending June 30, 2004 compared to the three months ended June 30, 2003 primarily due to increased equipment storage costs.

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

The provision for losses of $33,000 and $55,500 recorded during the three and six months ended June 30, 2004 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $1,900,000 from the six months ended June 30, 2003 to June 30, 2004 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the six months ended June 30, 2004, the Partnership declared distributions to the Class A limited partners of $440,847 ($49,655 of which was paid during July 2004). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004. However, the Partnership has not entered into a formal liquidation plan as of June 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at June 30, 2004.

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

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the General Partner's management, including the President and Director, and the Principal Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the General Partner's management, including the President and Director, and the Principal Financial Officer, concluded that the Partnership's disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC reports.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended June 30, 2004.

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



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated:  August 13, 2004               By: /s/John F. Olmstead
                                          -------------------
                                          John F. Olmstead
                                          President and Director
                                          (Principal Executive Officer)

                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated:  August 13, 2004               By: /s/Mary M. Ebele
                                          ----------------
                                          Mary M. Ebele
                                          Principal Financial Officer

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

                             /s/ John F. Olmstead
                             ---------------------
                                  John F. Olmstead
                               President and Director
                           (Principal Executive Officer)
                                  August 13, 2004

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


                                /s/ Mary M. Ebele
                                -----------------
                                  Mary M. Ebele
                           Principal Financial Officer
                                 August 13, 2004