Form 10-Q
period 2004-09-30
CAPITAL PREFERRED YIELD FUND III L P
filed 2004-11-19
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended          September 30, 2004
                                ----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              ----------------

Commission file number               33-44158
                      ------------------------

                     Capital Preferred Yield Fund-III, L.P.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                          84-1248907
-----------------------                     ------------------------------------
(State of organization)                     (I.R.S. Employer Identification No.)

   7901 Southpark Plaza, Ste. 107
         Littleton, Colorado                                             80120
---------------------------------------                               ----------
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

                        Exhibit Index appears on Page 14

                               Page 1 of 19 Pages

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          Quarterly Report on Form 10-Q
                              For the Quarter Ended
                               September 30, 2004


                                Table of Contents
                                -----------------


PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
     Item 1.   Financial Statements

               Balance Sheets - September 30, 2004 (Unaudited)
                and December 31, 2003                                          3

               Statements of Income (Unaudited) - Three and Nine Months
               Ended September 30, 2004 and 2003                               4

               Statements of Cash Flows (Unaudited) -Nine Months Ended
               September 30, 2004 and 2003                                     5

               Notes to Financial Statements (Unaudited)                     6-7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    8-12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12

     Item 4.   Controls and Procedures                                        12

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                              13

     Item 6.   Exhibits and Reports on Form 8-K                               13

               Exhibit Index                                                  14

               Signatures                                                     15

               Certifications                                              16-19

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                                  September 30,     December 31,
                                                      2004             2003
                                                      ----             ----
                                                   (Unaudited)

Cash and cash equivalents                          $2,836,715       $  704,176
Accounts receivable, net                               55,888           45,210
Prepaid Insurance                                      20,162             --
Equipment held for sale or re-lease                    68,595           54,503
Net investment in direct finance leases               135,467          687,733
Leased equipment, net                               1,411,879        4,142,658
                                                   ----------       ----------

Total assets                                       $4,528,706       $5,634,280
                                                   ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities       $  485,626       $  866,382
    Payables to affiliates                             48,567           67,264
    Rents received in advance                           6,035           23,341
    Distributions payable to partners                  50,013          205,030
    Discounted lease rentals                           65,430          842,983
                                                   ----------       ----------

Total liabilities                                     655,671        2,005,000
                                                   ----------       ----------
Partners' capital:
    General partner                                      --               --
    Limited partners:
          Class A                                   3,593,770        3,358,345
          Class B                                     279,265          270,935
                                                   ----------       ----------

Total partners' capital                             3,873,035        3,629,280
                                                   ----------       ----------

Total liabilities and partners' capital            $4,528,706       $5,634,280
                                                   ==========       ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                                 -------------              -------------
                                               2004         2003         2004         2003
                                               ----         ----         ----         ----
Revenue:
  Operating lease rentals                   $  903,253   $1,007,454   $2,609,088   $3,337,007
  Direct finance lease income                    5,982       33,820       35,725      124,672
  Equipment sales margin                       369,888       49,376      423,030      386,879
  Interest income                                3,908        1,134        5,582        5,562
                                            ----------   ----------   ----------   ----------

Total revenue                                1,283,031    1,091,784    3,073,425    3,854,120
                                            ----------   ----------   ----------   ----------

Expenses:
  Depreciation                                 463,699      622,287    1,507,963    2,318,600
  Management fees to general partner            15,031       23,544       55,965       79,789
  Direct services from general partner          54,706       60,543      164,381      185,605
  General and administrative                    87,962      129,240      344,533      503,987
  Interest on discounted lease rentals           5,584       30,214       55,828      117,041
  Provision for losses                          50,200       46,000      105,700      125,250
                                            ----------   ----------   ----------   ----------

Total expenses                                 677,182      911,828    2,234,370    3,330,272
                                            ----------   ----------   ----------   ----------

Net income                                  $  605,849   $  179,956   $  839,055   $  523,848
                                            ==========   ==========   ==========   ==========

Net income allocated:
  To the general partner                    $    1,500   $    7,580   $    5,953   $   33,959
  To the Class A limited partners              598,307      170,652      824,772      484,990
  To the Class B limited partner                 6,042        1,724        8,330        4,899
                                            ----------   ----------   ----------   ----------

                                            $  605,849   $  179,956   $  839,055   $  523,848
                                            ==========   ==========   ==========   ==========

  Net income per weighted average Class A
       limited partner unit outstanding     $     1.22   $     0.35   $     1.68   $     0.99
                                            ==========   ==========   ==========   ==========

  Weighted average Class A limited
    partner units outstanding                  491,011      491,011      491,011      491,011
                                            ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                            -------------
                                                         2004           2003
                                                         ----           ----

Net cash provided by operating activities            $ 3,660,409    $ 4,328,005
                                                     -----------    -----------

Cash flows from financing activities:
     Principal payments on discounted lease rentals     (777,553)    (1,254,304)
     Distributions to partners                          (750,317)    (3,715.420)
                                                     -----------    -----------
Net cash used in financing activities                 (1,527,870)    (4,969,724)
                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents   2,132,539       (641,719)
Cash and cash equivalents at beginning of period         704,176      1,229,412
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 2,836,715    $   587,693
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
     Interest paid on discounted lease rentals       $    55,828    $   117,041




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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For leasing entities, this includes the estimate of residual values and impairment as discussed below. Actual results could differ from those estimates. Included in the results of operations for the nine months ended September 30, 2004 and 2003 were $105,700 and $125,250 for provision for losses.

     The Partnership is in its liquidation period, as defined in the Partnership Agreement. Even so, because the liquidation period extends over an undefined number of accounting periods, the accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and payments of liabilities in the ordinary course of business, which is in accordance with accounting principles generally accepted in the United States of America. The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2004.

     Certain amounts recorded for the quarter ended June 30, 2003 were reclassified in the December 31, 2003 financial statements. As such, the amounts presented for the nine months ended September 30, 2003 do not agree to previously filed form 10 Q's. However, as no partners entered or left the fund since September 30, 2003, there is no net impact to the partners.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Basis of Presentation, continued
     ---------------------

     In the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the Securities and Exchange Commission, one lessee, E-Trade Group, was identified as accounting for approximately 17% of total revenue during 2003. As of the time of this filing, those leases have been bought out by the lessee.

2.   Transactions With the General Partner and Affiliates
     ----------------------------------------------------

     Management Fees to General Partner

     In accordance with the Partnership Agreement, the General Partner earns a management fee in connection with its management of the equipment, calculated as a percentage of the monthly gross rentals received, and paid monthly in arrears. Management fees to the general partner for the nine months ended September 30, 2004 and 2003 were $55,965 and $79,789, respectively. At September 30, 2004 and December 31, 2003 management fees of $6,218 and $7,121, respectively, are included in payables to affiliates.

     Direct Services from General Partner

     The General Partner and an affiliate provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the General Partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. Direct services from the general partner for the nine months ended September 30, 2004 and 2003 were $164,381 and $185,605, respectively. At September 30, 2004 and December 31, 2003 direct services from the General Partner of $18,963 and $24,821, respectively, are included in payables to affiliates.

     General and Administrative Expenses

     The General Partner and an affiliate are reimbursed for the actual cost of administrative expenses incurred on behalf of the Partnership per the terms of the Partnership Agreement. General and administrative expenses for the nine months ended September 30, 2004 and 2003 were $344,533 and $503,987, respectively. At September 30, 2004 and December 31, 2003 general and administrative costs of $23,386 and $35,322, respectively, are included in payables to affiliates.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations
---------------------

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing items of income and expense and changes in those items derived from the Statements of Income.

                                                        Three Months                                 Nine Months
                                                    Ended September 30,                          Ended September 30,
                                       -----------------------------------------    -----------------------------------------
                                            2004           2003           Change         2004           2003           Change
Leasing margin                         $   439,952    $   388,773    $    51,179    $ 1,081,022    $ 1,026,038    $    54,984
Equipment sales margin                     369,888         49,376        320,512        423,030        386,879         36,151
Interest income                              3,908          1,134          2,774          5,582          5,562             20
Management fees to general partner         (15,031)       (23,544)         8,513        (55,965)       (79,789)        23,824
Direct services from general partner       (54,706)       (60,543)         5,837       (164,381)      (185,605)        21,224
General and administrative                 (87,962)      (129,240)        41,278       (344,533)      (503,987)       159,454
Provision for losses                       (50,200)       (46,000)        (4,200)      (105,700)      (125,250)        19,550
                                       -----------    -----------    -----------    -----------    -----------    -----------
  Net income                           $   605,849    $   179,956    $   425,893    $   839,055    $   523,848    $   315,207
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

Leasing Margin

Leasing margin consists of the following:

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                ------------ -------------     ----------------------------
                                                    2004           2003            2004            2003
                                                    ----           ----            ----            ----
Operating lease rentals                        $   903,253     $ 1,007,454     $ 2,609,088     $ 3,337,007
Direct finance lease income                          5,982          33,820          35,725         124,672
Depreciation                                      (463,699)       (622,287)     (1,507,963)     (2,318,600)
Interest expense on discounted lease rentals        (5,584)        (30,214)        (55,828)       (117,041)
                                               -----------     -----------     -----------     -----------
   Leasing margin                              $   439,952     $   388,773     $ 1,081,022     $ 1,026,038
                                               ===========     ===========     ===========     ===========

   Leasing margin ratio                                 48%             37%             41%             30%
                                                        ==              ==              ==              ==

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, continued

Results of Operations, continued
---------------------

Leasing Margin, continued

The components of leasing margin decreased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 primarily as a result of portfolio runoff.

Leasing margin ratio increased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 primarily due to increases in a) the percentage of leases in the portfolio that have entered their remarketing stage, and b) the average maturity of operating leases in the portfolio. Leasing margin and leasing margin ratio are generally higher as leases enter their remarketing stage because typically depreciation expense is reduced since the related equipment is at or near the end of its useful life. Leasing margin and leasing margin ratio for an operating lease financed with discounted lease rentals increase as the lease matures since rents and depreciation are typically fixed while interest expense declines as the related discounted lease rentals principal is repaid.

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

Equipment Sales Margin

Equipment sales margin consists of the following:

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                            --------------------------    ---------------------------
                                 2004          2003           2004           2003
                                 ----          ----           ----           ----
Equipment sales revenue     $ 1,547,276    $   132,319    $ 1,652,551    $ 1,312,782
Cost of equipment sales      (1,177,388)       (82,943)    (1,229,521)      (925,903)
                            -----------    -----------    -----------    -----------
   Equipment sales margin   $   369,888    $    49,376    $   423,030    $   386,879
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

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 decreased due to portfolio run-off.

Direct services from the General Partner decreased for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 primarily due to the decreasing size of the portfolio.

General and administrative expenses decreased for the three and nine months ended September 30, 2004 compared to September 30, 2003 primarily due to a) upgrades to computer equipment and the associated consulting expenses that were incurred in 2003 and b) change in recognition of prepaid insurance.

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

The provision for losses of $50,200 and $105,700 recorded during the three and nine months ended September 30, 2004 related primarily to losses on equipment returned to the Partnership at lease maturity occurring because the residual realized is expected to be less than the residual value originally estimated.

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

The Partnership funds its operating activities principally with cash from rents and sales of off-lease equipment. The decline of net cash provided by operating activities of approximately $670,000 from the nine months ended September 30, 2003 to September 30, 2004 is primarily due to a reduction in equipment under lease. Available cash and cash reserves of the Partnership are invested in short-term government securities pending distribution to the partners.

During the nine months ended September 30, 2004, the Partnership declared distributions to the Class A limited partners of $589,347 ($49,655 of which was paid during October 2004). All such distributions are expected to constitute a return of capital for economic purposes. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital, or a portion of both. The portion of each cash distribution that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of the partnership's return on capital over its life will only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the partnership.

The General Partner believes that the Partnership will generate sufficient cash flows from operations during the remainder of 2004, to (1) meet current operating requirements, and (2) fund cash distributions to Class A limited partners in accordance with the Partnership Agreement. All distributions are expected to be a return of capital for economic and accounting purposes. Additionally, the General Partner anticipates that all equipment owned by the Partnership will be sold and the Partnership liquidated during 2004. However, the Partnership has not entered into a formal liquidation plan as of September 30, 2004 and accordingly has not adopted the liquidation basis of accounting. There is no assurance that the limited partners will receive future distributions equal to their capital account balance at September 30, 2004.

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


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           (b) The Partnership did not file any reports on Form 8-K during the quarter ended September 30, 2004.

                                Index to Exhibits

Exhibit
Number     Description
------     -----------
* 99.1 Certification by John F. Olmstead pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.2 Certification by Mary M.Ebele pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Filed herewith

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                                         Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated: November 12, 2004                  By: /s/John F. Olmstead
                                              -------------------
                                          John F. Olmstead
                                          President and Director
                                          (Principal Executive Officer)

                                          CAPITAL PREFERRED YIELD FUND-III, L.P.

                                          By: CAI Equipment Leasing IV Corp.


Dated: November 12, 2004                  By: /s/Mary M. Ebele
                                              ----------------
                                          Mary M. Ebele
                                          Principal Financial Officer

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

               b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

               c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the General Partner and the Partnership's auditors:

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


                              /s/ John F. Olmstead
                              --------------------
                                John F. Olmstead
                             President and Director
                          (Principal Executive Officer)
                                November 12, 2004

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

          b. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and based on such evaluation; and

          c. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. The Partnership's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the General Partner and the Partnership's auditors:

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


                                /s/ Mary M. Ebele
                                -----------------
                                  Mary M. Ebele
                           Principal Financial Officer
                                November 12, 2004