Form 10-K
period 2004-12-31
CAPITAL PREFERRED YIELD FUND III L P
filed 2005-04-01
CIK 914786

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
    Yes   X  No
---      ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                        Exhibit Index Appears on Page 33

                               Page 1 of 39 Pages

Item 1. Business
        --------

Capital Preferred Yield Fund-III, L.P., a Delaware limited partnership (the "Partnership"), was organized on November 2, 1993 and was engaged in the business of owning and leasing equipment. CAI Equipment Leasing IV Corp. ("CAIEL-IV"), a Colorado corporation, is the general partner of the Partnership. CAIEL-IV was a wholly owned subsidiary of Capital Associates, Inc. ("CAI") until September 12, 2000, the date it was purchased in its entirety by Mishawaka Leasing Company, Inc. ("MLC"). CAI discontinued its operations on December 15, 2000 and filed Chapter 11 Bankruptcy on October 15, 2001.

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

The Partnership's overall investment objectives were to (i) raise the maximum allowable capital from investors for investment in accordance with the Partnership's investment objectives described in the Prospectus; (ii) invest such capital and related indebtedness in a diversified portfolio of equipment subject to leases to creditworthy businesses with terms ranging from two to seven years; (iii) if funds are available for distribution, make monthly cash distributions to the Class A and Class B limited partners during the reinvestment period (a period that ended approximately June 30, 2000); (iv) re-invest all available undistributed cash from operations and cash from sales in additional equipment during the reinvestment period to increase the Partnership's portfolio of revenue-generating equipment, provided that suitable equipment can be identified and acquired; and (v) sell or otherwise dispose of the Partnership's equipment and other assets in an orderly manner during the liquidation period (which began in 2000) and promptly distribute cash from sales thereof to the partners.

Since its formation, the Partnership acquired equipment of various types under lease to third parties on short-term leases (generally five years or less). All of the equipment was purchased by CAII directly from manufacturers or from other independent third parties and sold to the Partnership. The equipment was generally comprised of material handling equipment, computer and peripheral equipment, industrial equipment, and telecommunications equipment, among others. The Partnership entered its liquidation period, as defined in the Partnership Agreement, in July 2000. During the liquidation period, purchases of equipment ceased (other than for prior commitments and equipment upgrades). The Partnership was required to dissolve and distribute all of its assets no later than December 31, 2011.

The Partnership could assign the rentals from leases to financial institutions, or acquire leases subject to such assignments, at fixed interest rates on a non-recourse basis. The proceeds of this non-recourse debt financing was utilized to finance the purchase of equipment under lease or to invest in additional equipment under lease. In the event of default by a lessee, the financial institution had a first lien on the underlying leased equipment with no further recourse against the Partnership. Cash proceeds from such financings, or financings assumed in the acquisition of leases, were recorded on the balance sheet as discounted lease rentals. As lessees make payments to financial institutions, leasing revenue and interest expense were recorded.

The Partnership leased equipment to investment grade lessees in diverse industries including the material handling, telecommunications and manufacturing industries. The majority of the Partnership's total equipment under lease was leased to investment grade lessees. Pursuant to the Partnership Agreement, an investment grade lessee is a company (i) with a net worth in excess of $100,000,000 (and no debt issues that are rated); or (ii) with a credit rating of not less than Baa as determined by Moody's Investor Services, Inc. or comparable credit rating, as determined by another recognized credit rating service; or (iii) a lessee, all of whose lease payments have been unconditionally guaranteed or supported by a letter of credit issued by a company meeting one of the above requirements. The Partnership limits its credit risk through selective use of nonrecourse debt financing of future lease rentals, as described above.

The Partnership only acquired equipment that was on lease at the time of acquisition. After the initial term of its lease, each item of equipment was expected to provide additional investment income from its re-lease or sale. Upon expiration of the initial lease, the Partnership attempted to re-lease or sell the equipment to the existing lessee. If a re-lease or sale to the lessee could not be negotiated, the Partnership attempted to lease or sell the equipment to a third party.

The Partnership's business was not subject to seasonal variations.

The ultimate rate of return on leases depends, in part, on the general level of interest rates at the time the leases are originated as well as future equipment values and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates (although lease rate movements generally lag interest rate changes in the capital markets). The amount of distributions to the partners depended, in part, on the movement of interest rates.

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

On December 16, 2004, the general partner approved a formal plan of liquidation whereby the Partnership liquidated all of its net assets and distributed the related proceeds to the partners. As part of the plan, the partnership received cash from the general partner for the sale of assets to and the assumption of liabilities by the general partner. It is the intent of the partner to settle all assumed liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. Subsequent to this transaction, the Partnership made a final distribution to its Class A limited partners. The Partnership ceased operations on December 31, 2004.

The Partnership competed in the leasing marketplace as a lessor with a significant number of other companies, including equipment manufacturers, leasing companies and financial institutions. The Partnership competed mainly on the basis of the expertise of its general partner in remarketing equipment, terms offered in its transactions, pricing and service. Although the Partnership did not account for a significant percentage of the leasing market, the general partner believes that the Partnership's marketing strategies and financing capabilities and remarketing expertise enabled it to compete effectively in the equipment leasing and remarketing markets.

The Partnership leased equipment to 185 lessees. General Motors Corporation accounted for approximately 31% and E-Trade Group for 45% of total revenue during 2004. These same two lessees accounted for approximately 22% and 17% respectively during 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

No matters were submitted to a vote of the limited partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

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

(b) At December 31, 2004, the date the Partnership ceased operations, there were 2,759 Class A limited partners. The partner units are considered outstanding until the partnership files a certificate of cancellation with the Secretary of State of the State of Delaware. The certificate of cancellation was not filed as of December 31, 2004, and therefore, the partner units are considered outstanding as of December 31, 2004.

(c)     Distributions
        -------------

        During 2004, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------

(c)     Distributions, continued
        -------------

                                                        Distributions Per
                                                         $100 Investment
            For the                 Payment              (computed on              Total
          Period Ended             Made During         weighted average)        Distributions
          ------------             -----------         -----------------        -------------

        December 31, 2003         January 2004             $ 0.414               $  203,164
        January 31, 2004          February 2004              0.230                  112,980
        February 28, 2004         March 2004                 0.076                   37,561
        March 31, 2004            April 2004                 0.289                  141,771
        April 30, 2004            May 2004                   0.101                   49,422
        May 31, 2004              June 2004                  0.101                   49,423
        June 30, 2004             July 2004                  0.101                   49,654
        July 31, 2004             August 2004                0.101                   49,423
        August 31, 2004           September 2004             0.101                   49,423
        September 30, 2004        October 2004               0.101                   49,654
        October 31, 2004          November 2004              0.101                   49,423
        November 30, 2004         December 2004              0.101                   49,423
        December 15, 2004         December 2004              6.134                3,011,726
                                                           -------               ----------
                                                           $  7.95               $3,903,047
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

        Distributions to the general partner and Class B limited partner during 2004 are discussed in Item 13 of this Report, "Certain Relationships and Related Transactions."

        The Partnership declared and paid a final distribution in December 2004. In calculating the amount of such distribution, the general partner considered the current as well as estimated exit liabilities incidental to the liquidation of the Partnership.

        During 2003, the Partnership made twelve (12) distributions (a portion of which constituted a return of capital) to Class A limited partners as follows:

Item 5. Market for the Partnership's Common Equity and Related Stockholder
        ------------------------------------------------------------------
        Matters, continued
        -------

(c)     Distributions, continued
        -------------

                                                       Distributions Per
                                                       $100 Investment
              For the              Payment              (computed on               Total
            Period Ended          Made During          weighted average)       Distributions
            ------------          -----------          -----------------       -------------

         December 31, 2002        January 2003            $  0.733              $  359,907
         January 31, 2003         February 2003              0.805                 395,381
         February 28, 2003        March 2003                 1.238                 607,899
         March 31, 2003           April 2003                 0.571                 280,255
         April 30, 2003           May 2003                   0.631                 309,880
         May 31, 2003             June 2003                  0.509                 250,079
         June 30, 2003            July 2003                  1.564                 768,126
         July 31, 2003            August 2003                0.846                 415,150
         August 31, 2003          September 2003             0.594                 291,594
         September 30, 2003       October 2003               0.089                  43,676
         October 31, 2003         November 2003              0.769                 377,589
         November 30, 2003        December 2003              0.411                 201,941
                                                          --------              ----------
                                                          $   8.76              $4,301,477
                                                          ========              ==========


The following represents annual and cumulative distributions per Class A limited partner unit, as described in note 1 to Notes to Consolidated Financial Statements.

                              Distribution Amount           Distribution %
                              per $100 Class A             per $100 Class A
                             Limited Partner Unit        Limited Partner Unit
          Payment              (computed on                  (computed on
       Made During            weighted average)          weighted average) (1)
       -----------            -----------------          ---------------------

          1994                  $   5.25                        10.5%
          1995                     10.50                        10.5%
          1996                     10.50                        10.5%
          1997                     10.50                        10.5%
          1998                     10.50                        10.5%
          1999                     10.50                        10.5%
          2000                     16.06                        16.1%
          2001                     16.55                        16.5%
          2002                     14.90                        14.9%
          2003                      8.76                         8.8%
          2004                      7.95                         8.0%
                               ---------
                               $  121.97
                               =========

     (1) Cumulative distributions, as described in note 1 to Notes to Consolidated Financial Statements, began July 1994.

Item 6. Selected Financial Data
        -----------------------

The following selected financial data relates to the years ended December 31, 2004 through 2000. The data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing with Item 8 herein.

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                      2004           2003           2002           2001            2000
                                                      ----           ----           ----           ----            ----

Total revenue                                    $  3,254,284   $  4,951,076   $  8,339,368   $ 11,421,913    $ 15,392,908
Net income (loss)                                     107,975        740,420      1,070,697       (366,977)        473,136
Net income (loss) per weighted average Class A
  limited partner unit outstanding                       0.14           1.41           2.02          (0.91)           0.79
Total assets                                                -      5,634,280     11,199,226     20,677,301      32,441,172
Discounted lease rentals                                    -        842,983      2,526,644      4,985,065       8,686,491
Distributions declared to partners                  3,737,255      4,186,599      7,003,451      8,405,024       8,208,014
Distributions declared per weighted average
  Class A limited partner unit outstanding               7.54           8.44          14.05          16.88           16.44

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

I.   Results of Operations
     ---------------------

Operating Results

Presented below are schedules (prepared solely to facilitate the discussion of results of operations that follows) showing condensed categories and analyses of changes in those condensed categories derived from the Statements of Operations:

                                             Years Ended December 31,                  Years Ended December 31,
                                             ------------------------                  ------------------------
                                       2004           2003           Change         2003           2002           Change
                                       ----           ----           ------         ----           ----           ------
Leasing margin                     $ 1,330,691    $ 1,440,864    $  (110,173)   $ 1,440,864    $ 2,071,620    $  (630,756)
Equipment sales margin                 444,740        483,302        (38,562)       483,302        394,470         88,832
Interest income                         13,586          6,566          7,020          6,566         20,849        (14,283)
Loss on liquidation of remaining
    Assets                            (274,954)             -       (274,954)             -              -              -
Management fees paid to
    general partner                    (64,177)      (101,662)        37,485       (101,662)      (176,799)        75,137
Direct services from
    general partner                   (213,966)      (246,134)        32,168       (246,134)      (265,908)        19,774
General and administrative            (432,917)      (524,766)        91,849       (524,766)      (453,035)       (71,731)
Exit Expense                          (599,359)             -       (599,359)             -              -              -
Provision for losses                   (95,669)      (317,750)       222,081       (317,750)      (520,500)       202,750
                                   -----------    -----------    -----------    -----------    -----------    -----------
  Net income (loss)                $   107,975    $   740,420    $  (632,445)   $   740,420    $ 1,070,697    $  (330,277)
                                   ===========    ===========    ===========    ===========    ===========    ===========

The Partnership has liquidated as defined in the Partnership Agreement. As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue declined.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Leasing Margin

Leasing margin consists of the following:

                                                         Years Ended December 31,
                                                   2004           2003            2002
                                                   ----           ----            ----

Operating lease rentals                        $ 3,033,442    $ 4,311,974     $ 7,681,545
Direct finance lease income                         37,470        149,234         242,504
Depreciation                                    (1,683,326)    (2,882,035)     (5,540,977)
Interest expense on discounted lease rentals       (56,895)      (138,309)       (311,452)
                                               -----------    -----------     -----------
  Leasing margin                               $ 1,330,691    $ 1,440,864     $ 2,071,620
                                               ===========    ===========     ===========

Leasing margin ratio                                  43 %             32%             26%
                                                      ==               ==              ==

All components of leasing margin decreased due to portfolio runoff.

Leasing margin and leasing margin ratio vary due to changes in the portfolio including, among other things, the mix of operating leases versus direct finance leases, the average maturity of operating leases in the portfolio, the percentage of leases in the portfolio that have entered their remarketing stage and/or have gone on month-to-month rental terms, and the amount of discounted lease rentals financing the portfolio. Leasing margin decreased for the year ending December 31, 2004 compared to 2003 and from December 2003 to 2002 due to portfolio runoff.

The ultimate profitability of the Partnership's leasing transactions was dependent in part on interest rates at the time the leases are originated, future equipment values, and on-going lessee creditworthiness. Because leasing is an alternative to financing equipment purchases with debt, lease rates tend to rise and fall with interest rates.

As previously stated, the Partnership has liquidated as defined in the Partnership Agreement. Initial leases have expired and all remaining equipment has been sold As a result, both the size of the Partnership's leasing portfolio and the amount of total revenue declined.

Equipment Sales Margin

Equipment sales margin from remarketing consists of the following:

                                   Years Ended December 31,
                                   ------------------------
                              2004           2003           2002
                              ----           ----           ----

Equipment sales revenue   $ 1,715,196    $ 1,540,794    $ 1,544,768
Cost of equipment sales    (1,270,456)    (1,057,492)    (1,150,298)
                           ----------     ----------     ----------
Equipment sales margin    $   444,740    $   483,302    $   394,470
                          ===========    ===========    ===========

The Partnership ceased operations as of December 31, 2004. During the year, all remaining equipment was sold to the original lessee, to third parties, or to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

Liquidation

On December 16, 2004, the general partner approved a formal plan of liquidation whereby the Partnership liquidated all of its net assets and distributed the related proceeds to the partners. As part of the plan, the partnership received cash from the general partner for the sale of assets to and the assumption of liabilities by the general partner. It is the intent of the partner to settle all assumed liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. Subsequent to this transaction, the Partnership made a final distribution to its Class A limited partners. The Partnership ceased operations on December 31, 2004. The general partner solicited bids for the sale of partnership assets from third parties and received one bid. The general partner, believing it to be in the best interest of the limited partners, purchased the assets and assumed all liabilities for an amount based on $10,000 in excess of the third-party bid received.

Loss on liquidation of assets for the year ended December 31, 2004 consists of the following:

         Cash received from the general partner          $  167,679
         Assets sold to the general partner              (1,350,043)
         Liabilities assumed by the general partner         907,410
                                                         ----------

         Loss on liquidation of assets                   $  274,954
                                                         ==========

Interest Income

Interest income varies due to (1) the amount of cash available for investment (pending distribution or equipment purchases) and (2) the interest rate on such invested cash.

Expenses

Management fees paid to the general partner are earned on gross rents received and will fluctuate due to variances in cash flow and the size of the Partnership's portfolio. Management fees paid to the general partner decreased from 2003 to 2004 and from 2002 to 2003 due to portfolio run-off.

Direct services from the general partner decreased in 2004 compared to 2003 primarily due to portfolio runoff. There were fewer leases which, therefore, required less time for asset management services. Direct services from the general partner decreased in 2003 compared to 2002 for the same reason.

General and administrative expenses decreased in 2004 compared to 2003 primarily due to the purchase of upgraded computer hardware and software and the related consulting costs for the conversion in 2003 and a reduction of state income taxes being paid in 2004 due to portfolio runoff. General and administrative expenses were higher in 2003 compared to 2002 primarily because 2003 included a) a one-time charge for software and computer equipment, and b) charges for data processing and the computer conversion described above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

I. Results of Operations, continued
   ---------------------

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

The provision for losses recorded during 2004 related to the following:
o $50,000 related to the estimated decline in residual value of various equipment returned to the Partnership at lease maturity
o $70,449 recognized for losses incurred on equipment sold subsequent to lease maturity
o    ($24,780) to reduce the reserve for uncollectible accounts

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


II.     Liquidity and Capital Resources
        -------------------------------

During 2004, 2003 and 2002, the Partnership declared distributions to the Class A limited partners of $3,699,883, $4,144,734 and $6,898,416 respectively. A substantial portion of such distributions constitute a return of capital. Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or a portion of both. The portion of each cash distribution by a partnership that exceeds its net income for the fiscal period may be deemed a return of capital for accounting purposes. However, the total percentage of a partnership's return on capital over its life can only be determined after all residual cash flows (which include proceeds from the re-leasing and sale of equipment) have been realized at the termination of the Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations, continued
        -------------

II.     Liquidity and Capital Resources, continued
        -------------------------------

As noted above, the Partnership liquidated (as defined in the Partnership Agreement) and a final distribution was issued in December 2004. The Partnership ceased operations on December 31, 2004.

Prior to the sale of its assets and related liabilities during the liquidation, the Partnership estimated and recorded its exit liabilities at fair value in accordance with Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The partnership recognized exit expenses and related liabilities of approximately $599,000. The exit liabilities were assumed by the general partner in the sale and were considered in the loss on liquidation of assets of $274,954.

III.    New Accounting Pronouncements
        -----------------------------

The Partnership ceased operations as of December 31, 2004. Therefore, new accounting pronouncements with an effective date subsequent to December 31, 2004 will not affect the Partnership.


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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

The Partnership ceased operations as of December 31, 2004. Consequently, the Partnership has no market risk exposure.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         Index to Financial Statements and
         Financial Statement Schedule

                                                                           Page
                                                                          Number
                                                                          ------
         Financial Statements
         --------------------

                 Report of Independent Registered Public Accounting Firm     13

                 Balance Sheets at December 31, 2004 and 2003                14

                 Statements of Operations for the years ended
                   December 31, 2004, 2003 and 2002                          15

                 Statements of Partners' Capital for the years ended
                   December 31, 2004, 2003 and 2002                          16

                 Statements of Cash Flows for the years ended
                   December 31, 2004, 2003 and 2002                       17-18

                 Notes to Financial Statements                            19-27



         Financial Statement Schedule
         ----------------------------

                 Report of Independent Registered Public Accounting Firm     28

                 Schedule II - Valuation and Qualifying Accounts             29

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------




The Partners
Capital Preferred Yield Fund-III, L.P.:

We have audited the accompanying balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the general partner approved a formal plan of liquidation on December 16, 2004, and the Company commenced liquidation shortly thereafter. As a result, the company has changed its basis of accounting for periods subsequent to December 16, 2004 from the going-concern basis to a liquidation basis. The liquidation was completed by December 31, 2004.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Preferred Yield Fund-III, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

                                              /s/KPMG LLP
                                              -----------
                                              KPMG LLP

Denver, Colorado
March 11, 2005

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                     ASSETS
                                                             2004       2003
                                                             ----       ----
Cash and cash equivalents                                   $  -     $  704,176
Accounts receivable, net of allowance for losses
    of $28,074 in 2003                                         -         45,210
Equipment held for sale                                        -         54,503
Net investment in direct finance leases                        -        687,733
Leased equipment, net                                          -      4,142,658
                                                            -----    ----------

    Total assets                                            $  -     $5,634,280
                                                            ====     ==========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
    Accounts payable and accrued liabilities                $  -     $  866,382
    Payables to affiliates                                     -         67,264
    Rents received in advance                                  -         23,341
    Distributions payable to partners                          -        205,030
    Discounted lease rentals                                   -        842,983
                                                            -----    ----------

    Total liabilities                                          -      2,005,000
                                                            -----    ----------

Partners' capital:
    General partner                                            -              -
    Limited partners:
          Class A 500,000 units authorized; 491,016 units
             issued and outstanding in 2004 and 2003           -      3,358,345
          Class B                                              -        270,935
                                                            -----    ----------

                  Total partners' capital                      -      3,629,280
                                                            -----    ----------

                  Total liabilities and partners' capital   $  -     $5,634,280
                                                            ====     ==========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2004, 2003 and 2002

                                                       2004          2003          2002
                                                       ----          ----          ----
Revenue:
    Operating lease rentals                       $ 3,033,442    $ 4,311,974   $ 7,681,545
    Direct finance lease income                        37,470        149,234       242,504
    Equipment sales margin                            444,740        483,302       394,470
    Interest income                                    13,586          6,566        20,849
    Loss on liquidation of assets                    (274,954)          --            --
                                                   ----------     -----------   -----------

          Total revenue                             3,254,284      4,951,076     8,339,368
                                                   ----------     -----------   -----------

Expenses:
    Depreciation                                    1,683,326      2,882,035     5,540,977
    Management fees paid to general partner            64,177        101,662       176,799
    Direct services from general partner              213,966        246,134       265,908
    General and administrative                        432,917        524,766       453,035
    Interest on discounted lease rentals               56,895        138,309       311,452
    Exit expense                                      599,359           --            --
    Provision for losses                               95,669        317,750       520,500
                                                   ----------     ----------    ----------

             Total expenses                         3,146,309      4,210,656     7,268,671
                                                   ----------     -----------   -----------

Net income                                        $   107,975    $   740,420   $ 1,070,697
                                                  ===========    ===========   ===========

Net income allocated:
    To the general partner                        $    37,372    $    41,865   $    70,035
    To the Class A limited partners                    69,898        691,570       990,655
    To the Class B limited partner                        705          6,985        10,007
                                                   ----------     -----------   -----------

                                                  $   107,975    $   740,420   $  1,070,697
                                                  ===========    ===========   ============

Net income per weighted average Class A limited
    partner unit outstanding                      $      0.14    $      1.41   $       2.02
                                                  ===========    ===========   ============

Weighted average Class A limited partner
    units outstanding                                 491,016        491,016       491,016
                                                  ===========    ===========   ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
              For the Years Ended December 31, 2004, 2003 and 2002

                                                       Class A
                                                       Limited      Class A        Class B
                                         General       Partner      Limited        Limited
                                         Partner       Units        Partners       Partner         Total
                                         -------       -----        --------       -------         -----

Partners' capital, January 1, 2002     $       -       491,016   $ 12,719,270    $  288,943    $ 13,008,213

Net income                                70,035             -        990,655        10,007       1,070,697
Distributions declared to partners       (70,035)            -     (6,898,416)      (35,000)     (7,003,451)
                                       ---------       -------   ------------    ----------    ------------

Partners' capital, December 31, 2002           -       491,016      6,811,509       263,950       7,075,459

Net income                                41,865             -        691,570         6,985         740,420
Distributions declared to partners       (41,865)            -     (4,144,734)            -      (4,186,599)
                                       ---------       -------   ------------    ----------    ------------

Partners' capital, December 31, 2003           -       491,016      3,358,345       270,935       3,629,280

Net income                                37,372             -         69,898           705         107,975
Distributions declared to partners       (37,372)            -     (3,699,883)            -      (3,737,255)
Final allocation under
     partnership agreement                     -             -        271,640      (271,640)              -
                                       ---------       -------   ------------    ----------    ------------
Partners' capital, December 31, 2004   $       -       491,016              -             -               -
                                       =========       ========  ============    ==========    ============

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                          STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 2004, 2003 and 2002

                                                                    2004           2003           2002
                                                                    ----           ----           ----
Cash flows from operating activities:
    Net income                                                  $   107,975    $   740,420    $ 1,070,697
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                1,683,328      2,882,035      5,540,977
      Provision for losses                                          148,349        317,750        520,500
      Proceeds, net of gains on equipment sales                   1,229,391        944,482      1,150,298
      Proceeds, net of losses on liquidation sale                   442,630              -              -
      Recovery of investment in direct finance leases               468,361        688,376        793,508
      Other                                                               -        (6,146)              -


      Changes in assets and liabilities:
          Decrease in accounts receivable, net                       26,470        213,214      1,098,616
          Increase (decrease) in accounts payable and accrued
               liabilities                                            6,290       (210,109)      (728,550)
          Increase (decrease) in payables to affiliates             (56,513)        18,754           (296)
          Increase (decrease) in rents received in advance          (21,380)       (85,430)        68,566
                                                                -----------    -----------    -----------
Net cash provided by operating activities                         4,034,901      5,503,346      9,514,316
                                                                -----------    -----------    -----------

Cash flows from financing activities:
    Principal payments on discounted lease rentals                 (796,792)    (1,683,661)    (2,458,421)
    Distributions to partners                                    (3,942,285)    (4,344,921)    (7,430,071)
                                                                -----------    -----------    -----------
Net cash used in financing activities                            (4,739,077)    (6,028,582)    (9,888,492)
                                                                -----------    -----------    -----------

Net decrease in cash and cash equivalents                          (704,176)      (525,236)      (374,176)
Cash and cash equivalents at beginning of yea                       704,176      1,229,412      1,603,588
                                                                -----------    -----------    -----------

Cash and cash equivalents at end of year                        $         -    $   704,176    $ 1,229,412
                                                                ===========    ===========    ===========

                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                          STATEMENTS OF CASH FLOWS For
                the Years Ended December 31, 2004, 2003 and 2002


                                                     2004      2003       2002
                                                     ----      ----       ----
Supplemental disclosure of cash flow information:
    Interest paid on discounted lease rentals      $56,895   $138,309   $311,452




                 See accompanying notes to financial statements.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies
       -----------------------------------------------------------

       a)     Organization

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

       On December 16, 2004, the general partner approved a formal plan of liquidation whereby the Partnership liquidated all of its net assets and distributed the related proceeds to the partners. As part of the plan, the partnership received cash from the general partner for the sale of assets to and the assumption of liabilities by the general partner. The general partner solicited bids for the sale of partnership assets from third parties and received one bid. The general partner, believing it to be in the best interest of the limited partners, purchased the assets and assumed all liabilities for an amount based on $10,000 in excess of the third-party bid received. It is the intent of the general partner to settle all assumed liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively. Subsequent to this transaction, the Partnership made a final distribution to its Class A limited partners. The Partnership ceased operations on December 31, 2004. As the liquidation commenced and ended in December 2004, a statement of net assets in liquidation and the related statement of changes in net assets in liquidation has not been presented.

       Loss on liquidation of assets for the year ended December 31, 2004 consists of the following:

         Cash received from the general partner              $  167,679
         Assets sold to the general partner                   1,350,043)
         Liabilities assumed by the general partner             907,410
                                                              ---------

         Loss on liquidation of assets                       $  274,954
                                                             ==========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       b)     Use of Estimates

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

       c)     Partnership Allocations

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       ----------------------------------------------------------

       Partnership Allocations, continued

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

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

1.     Organization and Summary of Significant Accounting Policies, continued
       -----------------------------------------------------------

       Financial Reporting - Profits and Losses
       ----------------------------------------

       For financial reporting purposes, net income (loss) is allocated to the partners in a manner generally consistent with the allocation of cash distributions. Differences between the allocation of net income (loss) and cash distributions are considered in the final allocation under the Partnership agreement.

       d)     Recently Issued Financial Accounting Standards

       The Partnership ceased operations as of December 31, 2004. Therefore, new accounting pronouncements with an effective date subsequent to December 31, 2004 will not affect the Partnership.

       e)     Long-Lived Assets

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

       f)     Lease Accounting

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

       g)     Net Investment in Direct Finance Leases ("DFLs")

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

       h)     Equipment on Operating Leases ("OLs")

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

       i)     Nonrecourse Discounting of Future Lease Rentals

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

       j)     Transactions Subsequent to Initial Lease Termination

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

       k)     Income Taxes

       No provision for income taxes has been made in the financial statements because taxable income or loss is recorded in the tax return of the individual partners.

       l)     Cash Equivalents

       The Partnership considers short-term, highly liquid investments that are readily convertible to known amounts of cash to be cash equivalents.

       m) Equipment Held for Sale

       Equipment held for sale, recorded at the lower of cost or market value expected to be realized, consists of equipment previously leased to end users which has been returned to the Partnership following lease expiration.

       n)     Net Income (Loss) Per Class A Limited Partner Unit

       Net income (loss) per Class A limited partner unit is computed by dividing the net income (loss) allocated to the Class A limited partners by the weighted average number of Class A limited partner units outstanding during the period.

       o)     Costs of Exit or Disposal Activities

       In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. The Partnership adopted the provisions as required by SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing exit and restructuring costs, if any, as well as the amounts recognized.

       During 2004, the Partnership liquidated and sold all remaining equipment. Prior to the sale of its assets and related liabilities during the liquidation, the Partnership recorded its exit liability at fair value. The exit liability was assumed by the general partner in the sale and was a component of the loss on the liquidation.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

2.     Net Investment in Direct Finance Leases
       ---------------------------------------

       The components of the net investment in direct finance leases as of December 31, 2003 were:

       Minimum lease payments receivable                        $  536,041
       Estimated residual values                                   222,660
       Unearned income                                             (70,968)
                                                                ----------
              Total                                             $  687,733
                                                                ==========

3.     Leased Equipment, net
       ---------------------

       The Partnership's investment in equipment on operating leases by major classes as of December 31, 2003 were:

       Transportation and industrial equipment                 $  9,263,144
       Computers and peripherals                                    142,382
       Furniture, fixtures and equipment                          5,805,976
       Other                                                        592,557
                                                               ------------
                                                                 15,804,059
       Accumulated depreciation                                 (11,661,401)
                                                               ------------
                                                               $  4,142,658
                                                               ============

       Depreciation expense for 2004, 2003 and 2002 was $1,683,326, $2,882,035 and $5,540,977, respectively.

4.     Transactions With the General Partner and Affiliates
       ----------------------------------------------------

       Management Fees Paid to General Partner
       ---------------------------------------

       The general partner earned management fees for services performed in connection with managing the Partnership's equipment equal to 2% of gross rentals received as permitted under terms of the Partnership Agreement. The general partner earned approximately $64,000, $102,000, and $177,000 during 2004, 2003 and 2002, respectively.

       Direct Services from General Partner
       ------------------------------------

       The general partner and its affiliates provide accounting, investor relations, billing, collecting, asset management, and other administrative services to the Partnership. The Partnership reimburses the general partner for these services performed on its behalf as permitted under the terms of the Partnership Agreement. The Partnership recorded approximately $214,000, $246,000, and $266,000 of direct services from the general partner during 2004, 2003 and 2002, respectively.

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

4.     Transactions With the General Partner and Affiliates, continued
       ----------------------------------------------------

       Equipment Purchases
       -------------------

       The Partnership did not purchase any equipment during 2004 or 2003.

       Payables to Affiliates
       ----------------------

       Payables to affiliates of approximately $67,000 at December 31, 2003 consisted of $7,000 for management fees paid to the general partner, $35,000 for reimbursable general and administrative expenses and $25,000 for direct services from general partner.

       Sale of Assets to General Partner
       ---------------------------------

       As discussed in footnote 1, in December 2004, the general partner purchased all of the assets and assumed all of the liabilities of the partnership. The fund received $167,679 of cash and recognized a loss on liquidation of assets of $274,954. It is the intent of the general partner to settle all assumed liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively.

5.     Tax Information (Unaudited)
       --------------------------

       The following reconciles net income (loss) for financial reporting purposes to the income for federal income tax purposes for the year and period ended December 31,:

                                                                 2004           2003           2002
                                                                 ----           ----           ----

        Net income per financial statements                  $   107,975    $   740,420    $ 1,070,697
        Direct finance leases                                    507,646        363,367        811,596
        Depreciation                                             561,689        233,187        108,069
        Provision for losses                                      95,669        317,750        520,500
        Loss on sale of equipment                                (16,097)      (263,410)      (448,144)
        Exit expense                                             599,359              -              -
        Other                                                    (14,726)       274,131       (118,167)
                                                             -----------    -----------    -----------
        Partnership income for federal income tax purposes   $ 1,841,515    $ 1,665,445    $ 1,944,551
                                                             ===========    ===========    ===========

                     CAPITAL PREFERRED YIELD FUND-III, L.P.

5.     Tax Information (Unaudited), continued
       ---------------------------

       The following reconciles partners' capital for financial reporting purposes to partners' capital for federal income tax purposes for the year and period ended December 31,:

                                                  2004            2003            2002
                                                  ----            ----            ----
Partners' capital per financial statements           --      $  3,629,280    $  7,075,459
Commissions and offering costs                  7,184,603       7,184,603       7,184,603
Direct finance leases                          13,305,508      12,797,862      12,434,495
Depreciation                                  (21,224,065)    (21,785,754)    (22,018,941)
Provision for losses                            8,597,105       8,501,436       8,183,686
Gain (loss) on sale of equipment                 (727,036)       (710,939)       (447,529)
Other                                                   -         515,114         240,982
Adjustment for final tax return                (7,136,115)              -               -
                                             ------------    ------------    ------------
Partners' capital for federal tax return     $          -      $ 10,131,602    $ 12,652,755
                                             ============    ============    ============

6.     Concentration of Credit Risk
       ----------------------------

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

       The Partnership leases equipment to a significant number of lessees. Two lessees accounted for approximately 76% of total revenue during 2004 and 45% in 2003.

       The Partnership's cash balance is maintained with a high credit quality financial institution. At times, such balances may be in excess of the FDIC insurance limit due to the receipt of lockbox amounts that have not cleared the presentment bank (generally for less than two days). As the funds become available, they are invested in a money market mutual fund.

             Report of Independent Registered Pubic Accounting Firm
             ------------------------------------------------------



The Partners
Capital Preferred Yield Fund-III, L.P.:

Under date of March 11, 2005, we reported on the balance sheets of Capital Preferred Yield Fund-III, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2004 which are included in the Partnership's annual report on Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement Schedule II - Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

As described in Note 1 to the financial statements, the general partner approved a formal plan of liquidation on December 16, 2004, and the Company commenced liquidation shortly thereafter. As a result, the company has changed its basis of accounting for periods subsequent to December 16, 2004 from the going-concern basis to a liquidation basis. The liquidation was completed by December 31, 2004.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         /s/KPMG LLP
                                         -----------
                                            KPMG LLP

Denver, Colorado
March 11, 2005

                     CAPITAL PREFERRED YIELD FUND-III, L.P.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2004, 2003 and 2002

    COLUMN A                 COLUMN B              COLUMN C              COLUMN D        COLUMN E
    --------                 --------              --------              --------        --------
                            Balance at            Additions                               Balance
                            Beginning       Charged (Reversed) to                         at End
Classification              of Period            Expenses              Deductions(1)     of Period
--------------              ---------            --------              -------------     ---------
      2004
      ----
Allowance for losses:
  Accounts receivable       $  28,074           $  (24,780)            $    3,294         $       -

      2003
      ----

Allowance for losses:
  Accounts receivable       $ 139,250           $ (100,000)            $  (11,176)        $  28,074

      2002
      ----

Allowance for losses:
  Accounts receivable       $ 369,211           $        -             $ (229,961)        $ 139,250



(1) Principally charge-offs against the established allowances, including reduction due to sale of assets in accordance with the liquidation plan in December 2004

    See accompanying report of independent registered public accounting firm

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

None.

Item 9a. Controls and Procedures
         -----------------------

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

Mary M. Ebele, age 42, has been with Mishawaka Leasing Co. as a Lease Accountant since its formation in September 2000. She worked in a similar capacity at CAI from August 1999 until November 2000. She assumed the position of Principal Financial Officer in December 2003. She holds a Bachelor of Arts degree from the State University of New York at Potsdam and is currently pursuing a second degree from Metro State College in Denver, Colorado.

Item 11.  Executive Compensation
          ----------------------

No compensation was paid by the Partnership to any officers or directors of the general partner. See Item 13 of this Report, "Certain Relationships and Related Transactions" for a description of the compensation and fees paid to the general partner and its affiliates by the Partnership during 2004.

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

              General Partner
              ---------------

              CAI Equipment Leasing IV Corp.
              7901 Southpark Plaza
              107
              Littleton, Colorado 80120

              Class B Limited Partner
              -----------------------

              Mishawaka Leasing Company, Inc.
              7901 Southpark Plaza
              107
              Littleton, Colorado 80120

     (b) No directors or officers of the general partner or the Class B limited partner owned any Class A limited partner units as of December 31, 2004.

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

Following is a summary of the amounts paid or payable to the general partner and its affiliates during 2004:

Management Fees
---------------

The general partner earns management fees as compensation for services rendered in connection with managing the Partnership's equipment equal to 2% of gross rentals received. Such fees totaled $64,177 for 2004.

Accountable General and Administrative Expenses
-----------------------------------------------

The general partner is entitled to reimbursement of certain expenses paid on behalf of the Partnership that are incurred in connection with the Partnership's operations. Such reimbursable expenses totaled $213,966 during 2004.

Additionally, the general partner is allocated 1% of Partnership cash distributions and net income relating to its general partner interest in the Partnership. Distributions and net income allocated to the general partner totaled $37,372, respectively, for 2004. Net income allocated to the Class B limited partner totaled $705 for 2004.

Sale of Assets to General Partner
---------------------------------

As discussed in footnote 1, in December 2004, the general partner purchased all of the assets and assumed all of the liabilities of the partnership. The fund received $167,679 of cash and recognized a loss on liquidation of assets of $274,954. It is the intent of the general partner to settle all assumed liabilities. Excess cash remaining after such settlement, if any, or additional cash necessary for such settlement, if any, will be for the account of the general partner or the general partner's obligation, respectively.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

Fees paid to the principal accountant for the audit of the annual financial statements and review of financial statements included in Form 10-Q totaled $51,250 in 2004 and $33,750 in 2003.

Fees paid to the principal accountant for tax compliance, tax advice, and tax planning totaled $55,925 in 2004 and $53,447 in 2003.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)
          and
         (d)   The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

               2.  Financial Statement Schedule: (Incorporated by reference to
                   Item 8 of this Report, "Financial Statements and Supplementary Data").

         (b) The Partnership did not file any reports on Form 8-K during the quarter ended December 31, 2004.

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

Dated: March 30, 2005                  Capital Preferred Yield Fund-III, L.P.

                                       By: CAI Equipment Leasing IV Corporation

                                       By: /s/John F. Olmstead
                                           -------------------
                                           John F. Olmstead
                                           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2005.

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

Dated:  March 30, 2005                Capital Preferred Yield Fund-III, L.P.

                                      By: CAI Equipment Leasing IV Corporation

                                      By: /s/Mary M. Ebele
                                          ----------------
                                          Mary M. Ebele
                                          Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Partnership and in the capacities indicated on March 30, 2005.

Signature                      Title
---------                      -----

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


                                                    /s/John F. Olmstead
                                                    -------------------
                                                       John F. Olmstead
                                                    President and Director
                                                (Principal Executive Officer)
                                                        March 30, 2005

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


                                                       /s/Mary M. Ebele
                                                       ----------------
                                                          Mary M. Ebele
                                                   Principal Financial Officer
                                                          March 30, 2005
                                       37